Form 10-Q
period 2012-03-31
Samson Oil & Gas LTD
filed 2012-05-09
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 1,761,535,827 ordinary shares outstanding as of May 7, 2012.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

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

In this quarterly report, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward–looking statements. The differences between actual results and those predicted by the forward-looking statements could be material. Forward-looking statements are based upon our expectations relating to, among other things:

●	oil and natural gas prices and demand;

●	our future financial position, including cash flow, debt levels and anticipated liquidity;

●	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

●	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

●	timing, amount, and marketability of production;

●	third party operational curtailment, processing plant or pipeline capacity constraints beyond our control;

●	our ability to find, acquire, market, develop and produce new properties;

●	declines in the values of our properties that may result in write-downs;

●	effectiveness of management strategies and decisions;

●	the strength and financial resources of our competitors;

●	our entrance into transactions in commodity derivative instruments;

●	climatic conditions;

●	the receipt of governmental permits and other approvals relating to our operations;

●	unanticipated recovery or production problems, including cratering, explosions, fires; and

●	uncontrollable flows of oil, gas or well fluids.

Many of these factors are beyond our ability to control or predict. Neither these factors nor those included in the “Risk Factors” section of this quarterly report represent a complete list of the factors that may affect us.  We do not undertake to update our forward–looking statements.

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,419,898	$58,448,477
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	2,577,043	1,696,696
Prepayments	304,098	592,805
Pipe inventory – held by third party	142,968	489,526
Income tax receivable	-	2,578,870
Derivative instruments	-	22,268
Total current assets	34,444,007	63,828,642
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment	14,440,166	13,862,510
Undeveloped capitalized acreage	9,789,733	2,157,455
Capitalized exploration expense	22,651,809	1,190,283
Other property and equipment, net of accumulated depreciation and amortization of $229,080 and $192,138 at March 31, 2012 and June 30, 2011, respectively	470,914	352,264
Net property, plant and equipment	47,352,622	17,562,512
OTHER ASSETS
Restricted cash	69,398	172,504
Income tax receivable	1,352,197	-
Other	33,100	34,174
TOTAL ASSETS	$83,251,324	$81,597,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,651,337	$2,854,483
Accruals	127,226	389,000
Provision for annual leave	222,060	161,891
Total current liabilities	10,000,623	3,405,374
Capitalized lease	13,125	29,769
Asset retirement obligations	310,957	236,024
TOTAL LIABILITIES	10,324,705	3,671,167
STOCKHOLDERS’ EQUITY – nil par value
Common stock, 1,758,622,297 (equivalent to 87,931,115 ADR’s) and 1,732,043,789 (equivalent to 86,602,189 ADR’s) shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively)	83,055,001	81,668,085
Other comprehensive income	2,889,225	3,089,795
Retained earnings (accumulated deficit)	(13,017,607)	(6,831,215)
Total stockholders’ equity	72,926,619	77,926,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,251,324	$81,597,832

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
REVENUES AND OTHER INCOME:
Oil sales	$2,049,255	$1,169,925	5,891,697	3,276,013
Gas sales	235,872	242,806	809,135	663,025
Other liquids	359	-	8,280	-
Interest income	85,794	129,837	285,032	268,678
Gain on sale of exploration acreage	-	-	-	73,199,687
Other	16,455	1,194	37,591	2,245
TOTAL REVENUE AND OTHER INCOME	2,387,735	1,543,762	7,031,735	77,409,648

EXPENSES:
Lease operating expense	(742,346)	(341,066)	(1,824,638)	(1,017,779)
Depletion, depreciation and amortization	(704,462)	(398,718)	(2,057,483)	(1,529,596)
Exploration and evaluation expenditure	(453,893)	(729,038)	(5,194,721)	(1,709,984)
Accretion of asset retirement obligations	(5,770)	(4,858)	(16,763)	(19,051)
General and administrative	(1,876,173)	(1,735,139)	(5,838,456)	(6,247,980)
Interest expense, net of capitalized costs	-	(207,590)	-	(742,042)
TOTAL EXPENSES	(3,782,644)	(3,416,409)	(14,935,061)	(11,266,432)

Income (loss) from continuing operations	(1,394,909)	(1,872,647)	(7,900,326)	66,143,216
Income tax benefit/(provision)	832,371	403,739	1,713,934	(14,710,570)
Earnings from continuing operations	(562,538)	(1,468,908)	(6,186,392)	51,432,646
Total income (loss) from discontinued operations, net of income taxes	-	2,475,517	-	2,687,282
Net income (loss)	$(562,538)	$1,006,609	(6,186,392)	54,119,928

Net earnings per common share from continuing operations:
Basic – cents per share	(0.03)	(0.09)	(0.35)	3.09
Diluted – cents per share	(0.03)	(0.09)	(0.35)	2.64

Net earnings per common share from discontinued operations:
Basic – cents per share	-	0.15	-	0.16
Diluted – cents per share	-	0.12	-	0.14

Weighted average common shares outstanding:
Basic	1,752,842,711	1,685,824,693	1,748,547,719	1,663,672,287
Diluted	1,752,842,711	1,999,672,068	1,748,547,719	1,950,513,243

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Issued Capital	Retained Earnings/ (Accumulated Deficit)	Other Comprehensive Income	Total Equity
Balance at June 30, 2011	$81,668,085	$(6,831,215)	$3,089,795	$77,926,665
Net income (loss)	-	(6,186,392)	-	(6,186,392
Foreign currency translation, net of tax of $nil	-	-	(200,570)	(200,570)
Total comprehensive income/(loss) for the period	-	(6,186,392)	(200,570)	(6,386,962)
Stock based compensation	962,443	-		962,443
Exercise of options	424,473	-		424,473
Balance at March 31, 2012	$83,055,001	$(13,017,607)	$2,889,225	$72,926,619

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Receipts from customers	$6,422,566	$4,728,886
Cash received from commodity derivative financial instruments	38,508	153,025
Payments to suppliers & employees	(6,601,080)	(5,160,292)
Interest received	285,228	276,229
Interest paid	-	(732,850)
Income taxes refund received/( paid)	2,943,975	(7,020,000)
Net cash flows provided by/(used in) operating activities	3,089,197	(7,755,022)
Cash flows from investing activities
Proceeds from sale of listed shares	-	49,040
Proceeds from sale of exploration acreage	-	75,598,201
Proceeds from sale of plant and equipment	14,200	-
Proceeds from sale of oil and gas properties	-	6,290,869
Payments for plant & equipment	(41,568)	(124,565)
Payments for exploration and evaluation	(28,152,113)	(5,461,173)
Payments for oil and gas properties	(2,161,026)	(4,301,281)
Net cash flows (used in)/provided by investing activities	(30,340,507)	72,051,091
Cash flows from financing activities
Proceeds from issue of share capital	-	2,915,022
Proceeds from the exercise of options	424,473	926,305
Repayment of borrowings	-	(1,800,000)
Payments for costs associated with capital raising	-	(244,282)
Net cash flows provided by financing activities	424,473	1,797,045
Net increase/(decrease) in cash and cash equivalents	(26,826,837)	66,093,114
Cash and cash equivalents at the beginning of the fiscal year	58,448,477	5,885,735
Effects of exchange rate changes on cash and cash equivalents	(201,742)	1,063,578
Cash and cash equivalents at end of fiscal year	$31,419,898	$73,042,427

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

Accruals.   The components of accrued liabilities for the periods ended March 31, 2012 and June 30, 2011 includes accruals based on estimated costs relating to goods and services provided yet not invoiced and an amount payable for Samson’s employee bonus plan.

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

In June 2011, the FASB issued ASU No. 2011-05 Presentation of Comprehensive Income.  The ASU amends previously issued authoritative guidance and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  These amendments remove the option under current GAAP to present the components of other comprehensive income as part of the statements of changes in stockholder’s equity.  The adoption of this guidance will not have an impact on our financial position or results of operations, but will require the Company to present the statements of comprehensive income separately from its statements of equity, as these statements are currently presented on a combined basis.  This guidance will be adopted by Samson in the period beginning July 1, 2012.

In December 2011, the FASB issued ASU No. 2011-11 Disclosures about Offsetting Assets and Liabilities. The ASU requires additional disclosures about the impact of offsetting, or netting, on a company's financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under US GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. The Company is currently evaluating the provisions of ASU 2011-11 and assessing the impact, if any, it may have on the Company's financial position or results of operations.

2. Income Taxes

	Three months ended		Nine months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Income tax benefit/(expense)	$832,371	$403,739	1,713,934	(14,710,570)
Effective tax rate	60%	22%	22%	22%

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

This current year operating loss will be carried back to offset tax paid in the June 30, 2011 year end. This will generate a current year benefit and income tax receivable for the tax expected to be refunded from the carry back claim

The tax for the period ending March 31, 2011 is current tax expense. This expense is the result of the sale of property that generated an extraordinary gain, when combined with the ordinary operating activity, was in excess of the net operating losses available to offset the net taxable income for the period. Deferred taxes for the period continue to be zero as there is a full valuation allowance on the remaining net deferred tax asset.

ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company's ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company's history of losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets

3. Earnings Per Share

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and warrants, for the periods presented:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Dilutive	-	-	-	260,352,708
Anti–dilutive	245,592,706	287,359,128	255,006,757	-

The following tables set forth the calculation of basic and diluted earnings per share for continuing and discontinued operations:

Continuing operations	Three months ended March 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net income (loss) from continuing operations	$(562,538)	(1,468,908)	(6,186,392)	51,432,646

Basic weighted average common shares outstanding	1,752,842,711	1,685,824,693	1,748,547,719	1,663,672,287
Add: dilutive effect of stock options	-	-	-	260,352,708
Add: bonus element for rights issue	-	-	-	26,488,246
Diluted weighted average common shares outstanding	1,752,842,711	1,685,824,693	1,748,547,719	1,950,513,243
Basic earnings per common share – cents per share	(0.03)	(0.09)	(0.35)	3.09
Diluted earnings per common share – cents per share	(0.03)	(0.09)	(0.35)	2.64

Discontinued operations	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net income (loss) from discontinued operations	-	$2,475,517	-	2,687,282

Basic weighted average common shares outstanding	-	1,685,824,693	-	1,663,672,287
Add: dilutive effect of stock options	-	287,359,128	-	260,352,708
Add: bonus element for rights issue	-	26,488,246	-	26,488,246
Diluted weighted average common shares outstanding	-	1,999,672,068	-	1,950,513,243
Basic earnings per common share – cents per share	-	$0.15	-	0.16
Diluted earnings per common share – cents per share	-	0.12	-	0.14

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

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2012 and for the twelve months ended June 30, 2011:

	Nine months ended March 31,	Twelve months, ended June 30,
	2012	2011
Asset retirement obligations at beginning of period	$236,024	$301,894
Liabilities incurred or acquired	58,170	22,936
Liabilities settled	-	-
Disposition of properties	-	(112,715)
Accretion expense	16,763	23,909
Asset retirement obligations at end of period	310,957	236,024
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$310,957	$236,024

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

5. Equity Incentive Compensation

Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $125,722 and $496,888 during the three months ended March 31, 2012 and 2011 and $962,443 and $2,260,221 during the nine months ended March 31, 2012 and 2011.

Stock Options

The following table summarizes stock option activity for the nine months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price (Australian Cents)	Aggregate Intrinsic Value (Australian Cents) (1)	Number of Options Exercisable
Outstanding at July 1, 2011	333,412,940	0.033		312,079,606
Granted	8,000,000	0.16		5,333,333
Exercised	(26,645,368)	0.015		(26,645,368)
Cancelled/expired	-	-		-
Vested	-	0.08		10,666,667
Outstanding at March 31, 2012	314,767,572	0.038	0.077	301,434,238

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock at the end of the related period exceeds the exercise price of the option at the Balance Sheet date.

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

As of March 31, 2012, there was $292,493 of total unrecognized compensation cost related to outstanding stock options. This cost is expected to be recognized over three years.

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

As of March 31, 2012, the Company has not entered into any derivative agreements in relation to its oil or gas production.

Following the sale of our interest in the Jonah and Lookout Wash properties our exposure to natural gas price fluctuations decreased significantly.  On July 6, 2011, we closed out our remaining gas derivative positions.  The termination of these positions resulted in Macquarie Bank Limited (the counter party to the hedges) paying us $36,500.

The components of commodity derivative losses (gains) in the Consolidated Statements of Operations are as follows:

	Three months ended March 31,		Nine months ended March 31,
Discontinued operations	2012	2011	2012	2011
Commodity derivative gains, net	$-	$(50,694)	$-	$81,941

	Three months ended March 31,		Nine months ended March 31,
Continuing operations	2012	2011	2012	2011
Other income, net	$-	$-	$16,240	$-

Balance Sheet Classification	March 31, 2012	June 30, 2011
	Derivative Assets/Liabilities	Derivative Assets
Current assets - derivative instruments	$-	$22,268

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

The three levels of the fair value hierarchy are as follows:

●	Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2—Pricing inputs are other than quoted prices in active markets included in level 1, but are either directly or indirectly observable as of the reported date and for substantially the full term of the instrument. Inputs may include quoted prices for similar assets and liabilities. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

●	Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011 and June 30, 2011.

	Level 1	Level 2	Level 3	Fair Value at March 31, 2012
Assets (Liabilities):
Commodity derivative contracts	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Fair Value at June 30, 2011
Assets (Liabilities):
Commodity derivative contracts	$–	$22,268	$–	$22,268

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Commodity Derivative Contracts.   In previous periods, the Company’s commodity derivative instruments consisted of collar contracts for oil. The Company valued the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as Level 2 within the fair value hierarchy. As at March 31, 2012 the Company did not have any derivative instrument contracts in place.

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

Fair value of assets and liabilities

The carrying value, fair value and level of fair value hierarchy of all financial assets and liabilities is included below:

	Carrying value at March 31, 2012	Level 1	Level 2	Level 3	Fair Value at March 31, 2012
Assets
Cash and cash equivalents	$31,419,898	$31,419,898	$-	$–	$31,419,898
Restricted cash	69,398	69,398	-	-	69,398

8. Commitments and Contingencies

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2011, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $159,091 in 2012, $143,572 in 2013, $118,721 in 2014, $121,029 in 2015, $123,339, 2016 and $10,294 thereafter.  Net rent expense incurred for office space was $59,705 for the three months ending March 31, 2012 and $37,095 for the three months ending March 31, 2011 and $165,010 for the nine months ending March 31, 2012 and $109,582 for the nine months ending March 31, 2011.

Rig commitments – The Company has entered into two drilling contracts with Frontier Drilling. The first, for Rig 24 is an 18 month contract, expected to commence August 1, 2012. The rig is a 1,500 horsepower, diesel electric rig equipped with a top drive. The rig is mounted on a box on box structure and capable of being skidded between wells on a single Eco Pad. The commitment over 18 months is approximately $14.2 million. The rig is a high quality rig and we have the right to sub-contract the rig to other parties should we not be able to utilize the rig for the full 18 months.

The second contract, for Rig 11 is a single well contract. This rig is currently being used to drill Spirit of America II in our Hawk Springs Project in Goshen County, Wyoming. The rig is a 1,000 horse-power, diesel electric rig equipped with a top drive. This well is expected to cost approximately $4 million, including the cost of the rig.

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

There are no unrecorded contingent assets or liabilities in place for the Company at March 31, 2012 or June 30, 2011.

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

Exploration and evaluation assets are assessed for impairment when facts and circumstances indicate that the carrying amount of an exploration and evaluation asset may exceed its recoverable amount.  When assessing for impairment consideration is given to but not limited to the following:

●	the period for which Samson has the right to explore;

●	planned and budgeted future exploration expenditure;

●	activities incurred during the year; and

●	activities planned for future periods.

If, after having capitalized expenditures under our policy, we conclude that we are unlikely to recover the expenditures through future exploitation or sale, then the relevant capitalized amount will be written off to the statement of operations.

Currently we have capitalized exploration expenditures of $22.6 million and undeveloped capitalized acreage of $9.7 million.  This primarily relates to costs in relation to our Hawk Springs (including 3D seismic acquisition costs) and Roosevelt projects (including the drilling and permitting of exploration wells). The costs include acreage acquisition costs in both of Hawk Springs and Roosevelt project areas. During the nine months ended March 31, 2012 we drilled our first appraisal well in our Roosevelt Project, Australia II. This well has been fracture stimulated and production facilities are currently being built at the location. We have also incurred costs in relation to the permitting and location building of a number of other prospective well sites in the Roosevelt project area.   Our second appraisal well in this project, Gretel II commenced drilling in January 2012 and was fracture stimulated in March 2012. Production facilities are also being constructed on this location.

During the prior quarter, we continued drilling our Spirit of America well in our Hawk Springs Project. Numerous operational difficulties were incurred during the drilling of this well and it ultimately failed to reach its target. Accordingly costs associated with this well have been written off from capitalized exploration expenditure to the Statement of Operations, in Exploration and Evaluation Expenditure in the amount of $4.9 million, including $0.4 million in the current quarter.

10.  Issue of Share Capital

During the nine months ended March 31, 2012, 26,645,368 1.5 Australian cent warrants were exercised for net proceeds of $424,473 to us. The warrants were issued in public rights offering conducted in October 2009.

11. Cash Flow Statement

Reconciliation of the net profit/(loss) after tax to the net cash flows from operations:

	Nine months ended March 31,
	2012	2011

Net profit/(loss) after tax	$(6,186,392)	$54,119,928
Net (gain)/loss recognized on re-measurement to fair-value of investments held for trading	-	(5,493)
Depletion, depreciation and amortization	2,057,483	1,826,387
Stock based compensation	962,443	2,260,221
Accretion of asset retirement obligation	16,763	19,051
Exploration and evaluation expenditure	5,194,721	1,709,984
Net (gain)/loss on fair value movement of fixed forward swaps	22,268	55,720
Gain on sale of exploration acreage	-	(73,199,687)
Loss on sale of oil and gas properties	-	5,411,466

Changes in assets and liabilities:

(Increase)/decrease in receivables	(880,347)	127,714
(Increase)/decrease in income tax receivable/deferred tax asset	1,226,673	(132,602)
Increase/(decrease) in provision for annual leave	60,169	53,323
Increase/(decrease) in payables	615,416	(1,034)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$3,089,197	$(7,755,022)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management's discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying Condensed Financial Statements. You should read this in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Financial Statements for the year ended June 30, 2011, included in our Annual Report on Form 10-K and the Consolidated Financial Statements included elsewhere herein.

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

Our net oil production was 23,833 barrels of oil for the quarter ended March 31, 2012 compared to 12,501 barrels of oil for the quarter ended March 31, 2011. Our net production was 67,674 barrels for the nine months ended March 31, 2012 compared to 43,982 barrels of oil for the nine months ended March 31, 2011.  Our net gas production was 60,475 Mcf for the quarter ended March 31, 2012 compared to 53,736 Mcf for the quarter ended March 31, 2011. Our net gas production was 176,484 Mcf for the nine months ended March 31, 2012 compared to 364,593 Mcf for the nine months ended March 31, 2011.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Notable Activities During the Quarter Ended March 31, 2012 and Current Activities

Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

We are continuing to evaluate production and core data from the Defender US33 #2-29H well to determine the validity for drilling a new Niobrara well, the Magic US38 #1-18H. Production to date has occurred from the traditional rod pump method which has been inefficient in handling gas and sand produced with the oil. A jet pump has been installed at the Defender well, this has been installed to alleviate gas locking and sanding issues that were experienced with the traditional sucker rod pump that has been on the well since inception. The core data has been analyzed and confirms that our Niobrara Formation exists well within the oil maturity window at our Defender well location as well as over the majority of Samson’s acreage position. This information along with our recent production is encouraging.

The initial Spirit of America well was drilled in the prior quarter and difficulties in drilling this well resulted in the well failing to reach our target depth. The Spirit of America replacement well, Spirit of America US34 #2-29, spud on May 1st and will test the Permian and Pennsylvanian age targets delineated from Samson’s North Platte 3-D seismic survey. We have mapped numerous similar prospects within this 3-D seismic area that we anticipate will lead to more drilling locations. We expect that a larger, more powerful top-drive rig combined with a heavy weighted oil-based mud and an intermediate casing string set over the salt and bubble gum shale section should enable us to reach these targets.

Samson has two contiguous areas in the Hawk Springs Project. One of the areas is a joint venture with a private company and is subject to the Halliburton Joint Venture (HJV). Post completion of the Halliburton farmin, Samson will have a net 5,260 acres and outside of the HJV area Samson has a net 13,320 acres, amounting to total net acreage of 18,580 acres. Within the HJV area, Samson will remain Operator; however, Halliburton will be providing project management services along with regular oil field services to effect the drilling, completion and fracture stimulation of the wells drilled.

Roosevelt Project, Roosevelt County, Montana

Samson owns approximately 23,000 acres of leasehold (subject to a 33.4% back in) in the Roosevelt Project and retains the option to acquire additional acreage within the project area, which on a “most likely” case basis will result in Samson having a net acreage position of 31,000 acres after a back in has been exercised. During the quarter ended March 31, 2012 we purchased approximately 10,000 acres at an average cost of $175 per acre.

The first two initial wells, Australia II 12 KA 6 and Gretel II 12 KA 3, are 4,500 foot laterals in the middle Bakken Formation. The Australia II well was drilled in the 4th quarter of calendar year 2011 to a depth of 14,972 feet and the Gretel II well was drilled in January/February of 2012 to a depth of 15,555 feet.

Good gas and oil shows were recorded on the mudlogs while drilling through the Middle Member of the Bakken Formation in both wells. The Australia II and Gretel II wells have both been fracture-stimulated using a multi-stage, external casing packer completion technique. Approximately 600 barrels of oil were produced from the Australia II well during plug drill-out and flow-back operations before the well was shut-in while production facilities are being built.

A workover rig is currently drilling out the frac plugs on the Gretel II 12 KA 3 well. The well will subsequently be flowed back. Following the flow back, production facilities will be built on site, which is expected to occur during May and June.

If commercial production is established at Australia II 12 KA 6 or Gretel II 12 KA 3, a development program would commence and include the drilling of Australia III 12 KA 9 well (permitted), the Australia IV 12 KA 16 well (permitted and surface casing set), or a new location yet to be named.

Following 90 days of consistent production (defined as production in economic quantities for at least 20 days each month) from the two initial appraisal wells, Samson’s partner in the project area, Fort Peck Energy Company (FPEC), will have the option to back into a 33.34% position in the wells and land by reimbursing Samson’s acreage and drilling costs to the extent of that equity. In such an event, Samson will have a 66.66% working interest and a 53.34% net revenue interest.

FPEC is owned by North American Resource Partners (NARP) and the Assiniboine and Sioux Tribes. NARP is a portfolio company of Quantum Energy Partners, a private equity fund with substantial experience in energy transactions with Indian Nations. While Samson is not part of FPEC or NARP, the importance of having the Fort Peck Tribes as equity partners, albeit indirectly, was an important part of Samson’s decision to invest in the Roosevelt Project.

Drilling Program

Hawk Springs Project, Goshen County, Wyoming

Cretaceous Niobrara Formation, Northern D-J Basin

Pending economic production results from the Defender well, a longer 9,000+ foot lateral in the Niobrara is currently being planned. We have recently requested a hearing at the Wyoming Oil and Gas Commission to allow for 1280 acre well spacing in order to drill such a well.

Hawk Springs Project, Goshen County, Wyoming

Wildcat (Exploratory) targets in the Permian & Pennsylvanian, Northern D-J Basin

Spirit of America US34 #1-29

Samson 100% Working Interest

The Spirit of America US34 #2-29 well spud on May 1st. This 11,000’ vertical well will test two targets in the Lower Permian and Pennsylvanian age rocks. The Company previously attempted to test these targets but was unsuccessful in doing so due to drilling difficulties in the Permian salt section. A larger, more powerful top-drive rig combined with a heavy weighted oil-based mud and an intermediate casing string set over the salt and bubble gum shale section should allow us to reach our targets.

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various Working Interests

During the quarter, the North Dakota Industrial Commission approved the spacing order request for North Stockyard allowing for the drilling of four in-fill locations. We have received a proposal from the operator of this field to drill the first infill well in August 2012.

Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various Working Interests

Samson has seven producing wells in the North Stockyard Field. These wells are located in Williams County, North Dakota, in Township 154N Range

99W.

1.	The Harstad #1-15H well (34.5% working interest) averaged 13 BOPD and 1 Mcf/D for the quarter from the Mississippian Bluell Formation. The well has performed as expected with a cumulative gross production of 96 MSTB and 82 MMcf.

2.	The Leonard #1-23H well (10% working interest, 37.5% after non-consent penalty) averaged 41 BOPD and 75 Mcf/D during the quarter. This well was drilled as a horizontal lateral into the highly productive middle member of the Bakken Formation. To date, the Leonard #1-23H well has produced approximately 94 MSTB and 94 MMcf.

3.	The Gene #1-22H well (30.6% working interest) produced at an average daily rate of 119 BOPD and 136 Mcf/D during the quarter. The well was down for 23 days during the quarter. The cumulative production to date is approximately 114.5 MSTB and 127 MMcf.

4.	The Gary #1-24H (37% working interest) well averaged 107 BOPD and 175 Mcf/D during the quarter. The cumulative production to date is approximately 111 MSTB and 178 MMcf.

5.	The Rodney #1-14H (27% working interest) well produced at an average daily rate of 128 BOPD and 216 Mcf/D during the quarter. The cumulative production to date is approximately 75.5 MSTB and 94.5 MMcf.

6.	Earl #1-13H (32% working interest) well produced at an average daily rate of 218 BOPD and 338 Mcf/D during the quarter. Cumulative production to date is approximately 116 MSTB and 155 MMcf.

7.	The Everett #1-15H (26% working interest) well was the sixth Bakken well drilled in the North Stockyard Field. The Everett well produced at an average daily rate of 416 BOPD and 537 Mcf/D during the quarter. Cumulative production to date is approximately 32 MSTB and 41.5 MMcf.

Sabretooth Gas Field, Brazoria County Texas

Oligocene Vicksburg Formation, Gulf Coast Basin

Samson 12.5% Working Interest

Production for the Davis Bintliff #1 well averaged 3.0 MMcf/D and 30 BOPD for the quarter. The well was choked-back from a 10/64” choke (where it was making 4.3 Mmcf/D) to an 8/64” choke (where it is now making 2.6 Mmcf/D) during the quarter due to depressed gas prices. Cumulative production to date is approximately 4.5 Bscf and 53 MBO.

Looking Ahead

We plan to focus on two main objectives in the coming 12 months:

●	The continued appraisal and development, subject to the results of the appraisal operation, of our Hawk Springs project, including multiple conventional targets in the Permian and Pennsylvanian formations on our acreage in Goshen County, Wyoming

●	The continued appraisal and development, subject to the results of appraisal operation, of our Roosevelt project in Roosevelt County, Montana

Results of Operations

In the third quarter of the year ending June 30, 2012, we reported a net loss of ($0.5) million.

For the nine months ended March 31, 2012, we reported net loss of ($6.1) million and net cash from operations of $3.0 million.

Operating data

The following table sets forth selected operating data (including the results of discontinued operations) for the three months ended:

	March 31, 2012	March 31, 2011	December 31, 2011
Production Volume
Oil (Bbls)	23,833	12,501	18,580
Natural gas (Mcf)	60,475	53,736	58,487
BOE	33,913	21,457	28,327
Oil Price per Bbl Produced (in dollars):
Realized price	85.98	$93.59	$89.66
Realized commodity derivative gain (loss)	-	-	-
Net realized price	85.98	$93.59	89.66
Natural Gas Price per Mcf Produced (in dollars):
Realized price	$3.90	$4.52	$4.49
Realized commodity derivative gain (loss)	-	$0.59	-
Net realized price	$3.90	$5.11	$4.49

Expense per BOE (in dollars):
Lease operating expenses	$14.01	$8.01	$8.07
Production and property taxes	$7.87	$7.89	$8.01
Depletion, depreciation and amortization	$19.83	$18.63	$21.22
General and administrative expense	$55.32	$80.87	$73.29
Interest expense, net of amounts capitalized	-	$9.67	-

The following table sets forth selected operating data (including the results of discontinued operations) for the nine months ended:

	March 31, 2012	March 31, 2011
Production Volume	67,674	43,982
Oil (Bbls)	176,484	364,593
Natural gas (Mcf)	97,088	104,748
BOE
Oil Price per Bbl Produced (in dollars):
Realized price	$87.06	$76.02
Realized commodity derivative gain (loss)		-
Net realized price		$76.02
Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.58	$3.74
Realized commodity derivative gain (loss)	-	$0.38
Net realized price	$4.58	$4.12

Expense per BOE:
Lease operating expenses	$10.65	$7.31
Production and property taxes	$8.14	$5.62
Depletion, depreciation and amortization	$20.51	$17.75
General and administrative expense	$60.14	$59.96
Interest expense, net of amounts capitalized	-	$7.08

The following table sets forth results of operations, including total income from discontinued operations, for the three month periods ended:

	March 31, 2012	March 31, 2011	3Q11 to 3Q12 change	December 31, 2011	2Q12 to 3Q12 Change
Oil sales	$2,049,255	$1,169,925	$879,330	$1,666,006	$383,249
Gas sales	235,872	242,806	(6,934)	263,087	(27,215)
Other liquids	359	-	359	2,255	(1,896)
Interest income	85,794	129,837	(44,043)	85,431	363
Gain on sale of exploration acreage	-	-		-	-
Other	16,455	1,194	15,261	1,979	14,476

Lease operating expense	(742,346)	(341,066)	(401,280)	(455,495)	(286,851)
Depletion, depreciation and amortization	(704,462)	(398,718)	(305,744)	(619,713)	(84,749)
Exploration and evaluation expenditure	(453,893)	(729,038)	275,145	(4,619,278)	4,166,105
Accretion of asset retirement obligations	(5,770)	(4,858)	(912)	(5,559)	(211)
General and administrative	(1,876,173)	(1,735,139)	(141,034)	(2,076,296)	200,123
Interest expense, net of capitalized costs	-	(207,590)	207,590	-	-
Income tax (provision)/ benefit	832,371	403,739	428,632	693,385	138,986
Total income (loss) from discontinued operations net of income taxes	-	2,475,517	(2,475,517)	-	-
Net income (loss)	$(562,538)	$1,006,609	$(1,569,147)	$(5,064,198)	$(4,501,660)

The following table sets forth results of operations, including total income from discontinued operations, for the nine month periods ended:

	March 31, 2012	March 31, 2011	3Q11 to 3Q12 change
Oil sales	$5,891,697	$3,276,013	$2,615,684
Gas sales	809,135	663,025	146,110
Other liquids	8,280	-	8,280
Interest income	285,032	268,678	16,354
Gain on sale of exploration acreage	-	73,199,687	(73,199,687)
Other	37,591	2,245	35,346

Lease operating expense	(1,824,638)	(1,017,779)	(806,859)
Depletion, depreciation and amortization	(2,057,483)	(1,529,596)	(527,887)
Exploration and evaluation expenditure	(5,194,721)	(1,709,984)	(3,484,737)
Accretion of asset retirement obligations	(16,763)	(19,051)	2,288
General and administrative	(5,838,456)	(6,247,980)	409,524
Interest expense, net of capitalized costs	-	(742,042)	742,042
Income tax (provision)/ benefit	1,713,934	(14,710,570)	16,424,504
Total income (loss) from discontinued operations net of income taxes	-	2,687,282	(2,687,882)
Net income (loss)	$(6,186,392)	$54,119,928	$(60,306,320)

Three Months and Nine Months Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011

Oil and gas revenues

Oil revenues increased from $1.2 million for the three months ended March 31, 2011 to $2.0 million for the three months ended March 31, 2012 primarily as a result of our increased focus on oil production.  Oil production increased slightly from 12,501 barrels for the quarter ended March 31, 2011 to 23,833 barrels for the quarter ended March 31, 2012.  Our realized oil price decreased from $93.59 for the quarter ended March 31, 2011 to $85.98 for the quarter ended March 31, 2012.

Oil revenues increased from $3.3 million for the nine months ended March 31, 2011 to $5.8 million for the nine months ended March 31, 2012. This increase is due to a 54% increase in sales volumes and a 14% increase in realized price for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Gas revenues remained consistent at $0.2 million for the three months ended March 31, 2011 and $0.2 million for the three months ended March 31, 2012.  Production increased by 12%, while revenues remained consistent due to a slight depreciation in the gas price from $4.52 for the quarter ended March 31, 2011 to $3.90 for the quarter ended March 31, 2012.

Gas revenues increased from $0.6 million for the nine months ended March 31, 2011 to $0.8 million for the nine months ended March 31, 2012. This increase is due a continuation in gas sales from our North Stockyard field, minimal gas sales were recognized from the North Stockyard field in the prior year and a 23% increase in realized price for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.

Other revenues increased from $0.002 million for the nine months ended March 31, 2011 to $0.03million for the nine months ended March 31, 2012. The increase is due to the funds received from the close out of our gas hedging position in July 2011. Previously cash proceeds from derivative instruments were allocated to discontinued operations.

Sale of exploration acreage

Sale of exploration acreage decreased from $73.2 million for the nine months ended March 31, 2011 to $nil for the nine months ended March 31, 2012. The sale was one off sale and is not expected to be repeated again in the foreseeable future.

Exploration expense

Exploration expenditure decreased from $0.7 million for the three months ended March 31, 2011 to $0.45 million for the three months ended March 31, 2012. Difficulties in drilling the Spirit of America well in our Hawk Springs project in Goshen County, Wyoming resulted in the well failing to reach our target depth and accordingly costs associated with this well have been written off from capitalized exploration expenditure to the Statement of Operations, Exploration and Evaluation Expenditure in the amount of $4.9 million, including $0.4 million in the current quarter. Other exploration expenditure in both quarters relates to delay rental payments that are most often made annually in order to maintain our lease hold position on non-producing leases.

Exploration expenditure increased from $1.7 million for the nine months ended March 31, 2011 to $5.2 million for the nine months ended March 31, 2012. As detailed above $4.9 million relates to costs associated with our Spirit of America well. Other exploration expenditure decreased as our main projects have reached a stage where more of the expenditure can be capitalized pending results of the exploration activities.

We currently have approximately $21.0 million capitalized in exploration expense on the balance sheet in relation to the Australia II and Gretel II wells. While these wells are still being completed, depending on the outcome of them and the timing of the completion, it is possible that we will need to recognize impairment expense in relation to this expenditure. The magnitude of impairment expense, if any, is not yet known and will depend on future events.

Lease operating expense

Lease operating expenses increased from $0.3 million for the quarter ended March 31, 2011 to $0.7 million for the quarter ended March 31, 2012. This is largely due to increased lease operating expense in our North Stockyard field as a result of the high salt water content.

Lease operating expenses increased from $1.0 million for the nine months ended March 31, 2011 to $1.8 million for the nine months ending March 31, 2012 as there was more well activity during the nine months ended March 31, 2012 compared to the number of wells online during the nine months ended March 31, 2011 and the increased cost of operations in North Stockyard as discussed above.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense increased from $0.4 million for the quarter ended March 31, 2011 to $0.7 million for the quarter ended March 31, 2012. Depreciation, depletion and amortization expense per BOE increased to $19.83 for the quarter ended March 31, 2012 compared to $18.63 for the quarter ended March 31, 2012.

Depletion, depreciation and amortization expense increased from $1.5 million for the nine months ended March 31, 2011 to $2.0 million for the same period ended March 31, 2012. This is a result of an increase in depletion expense per BOE for the period.

General and administrative expense

General and administrative expense increased slightly from $1.7 million for the quarter ended March 31, 2011 to $1.9 million for the quarter ended March 31, 2012.  Included within general and administrative expense is $0.125 million of share based payments expense for the current quarter compared with $0.5 million for the prior quarter.  The share based payments expense in the prior quarter relates to options granted to Directors that vested immediately, therefore all of the expense was recognized upon the grant date. $0.12 million of the share based payments expense in the current quarter relates to options granted to employees during the year ended June 30, 2011 that vest over a three year period and the expense is recognized over this period, resulting in a charge each quarter.

General and administrative costs decreased from $6.2 million for the nine months ended March 31, 2011 to $5.8 million for the nine months ended March 31, 2012.

Interest expense

Interest expense decreased from $0.207 million for the quarter ended March 31, 2011, to nil for the period ended March 31, 2012.  We repaid our debt in full during the year ended June 30, 2011 thus no longer incur interest expense.

Interest expense decreased from $0.7 million for the nine months ended March 31, 2011 to nil for the nine months ended March 31, 2012. We repaid our debt in full during the year ended June 30, 2011 thus no longer incur interest expense.

Income tax (expense)/benefit

Income tax benefit increased from a benefit of $0.4 million for the quarter ended March 31, 2011 to a benefit of $0.83 million for quarter ended March 31, 2012.  The tax benefit recognized in the current year is a result of a portion of this year’s operating losses being carried back to the income tax expense recognized in the prior year.

Income tax expense decreased from $14.7 million for the nine months ended March 31, 2011 to a benefit of $1.7 million for the nine months ended March 31, 2012. As noted above, the tax expense recognized in the prior year was as a result of the sale of exploration acreage during that period. This was a one-off sale and no similar sale was recorded in the current period. The tax benefit recognized in the current year is a result of a portion of this year’s operating losses being carried back to the income tax expense recognized in the prior year.

Discontinued operations

We recorded a gain from discontinued operations in the quarter ended March 31, 2011 of $2.4 million compared to nil in the current quarter.  The discontinued operations related to our interest in the Jonah and Look Out Wash fields in Wyoming.  We sold these properties during the year ended June 30, 2011 and do not have any discontinued operations for the quarter ended March 31, 2012.

We recorded a gain from discontinued operations in the nine months ended March 31, 2011 of $2.6 million compared to nil in the current quarter. The discontinued operations related to our interest in the Jonah and Look Out Wash fields in Wyoming.  We sold these properties during the year ended June 30, 2011 and do not have any discontinued operations for the nine months ended March 31, 2012.

Cash Flows

The table below shows cash flows, including those from discontinued operations, for the nine month period ended:

	March 31, 2012	March 31, 2011
Cash provided by/(used in) operating activities	$3,089,197	$(7,755,022)
Cash (used in)/provided by investing activities	$(30,340,507)	$72,051,091
Cash provided by/(used in) financing activities	$424,473	$1,797,045

Cash provided by operations increased from an outflow of $7.7 million for the nine months ended March 31, 2011 to $3.0 million for the nine months ended March 31, 2012. The large cash outflow in the prior period was a result of income taxes paid of $7.0 million being paid. An income tax refund at $2.9 million was received during the current quarter.

Cash used in investing activities decreased from cash inflow of $72.0 for the nine months ended March 31, 2011 to a cash outflow of ($30.3 million) for the nine months ended March 31, 2012. The cash inflow in the prior period was primarily as a result of cash received from the sale of exploration acreage. The cash outflow for the nine months ended March 31, 2012 is as a result of drilling/exploration activities being conducted in our Hawk Springs and Roosevelt projects.

Cash provided by financing activities decreased from a cash inflow of $1.7 million for the nine months ended March 31, 2011 to a cash inflow of $0.4 million for the nine months ended March 31, 2012. The cash inflow in the nine months ended March 31, 2011 was a result of cash being received from a capital raising that was completed during July 2010. Cash provided by financing activities in the current quarter was a result of the exercise of 26,645,368 options with net proceeds of $424,473.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during the fiscal year ending June 30, 2012 as well. Our current budget for exploration, exploitation and development capital expenditures in fiscal year ending June 30, 2012 is $35 million, of which we have incurred approximately $30 million during the first nine months of the fiscal year. The remaining expenditure relates to the completion of the production facilities on the Australia II and Gretel II wells, in our Roosevelt Project and the drilling and completion of the Spirit of America II well in our Hawk Springs project area. We increased our budget from the previous quarter due to unexpected additional expenditures on Australia II and Gretel II wells and the acquisition of additional acreage in our Roosevelt project.

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

Most recently, our main sources of liquidity have been (i) approximately $73.2 million cash received from the sale of 24,166 acres in Goshen County, Wyoming to Chesapeake Energy Corporation and (ii) $6.3 million received from the sale of our interests in the Jonah and Lookout Wash fields. Both sales occurred during the fiscal year ended June 30, 2011. During the recent years prior to the fiscal year ended June 30, 2011, our primary sources of liquidity were (i) equity sales and (ii) a loan facility with Macquarie Bank Limited, which we repaid in full on May 30, 2011.

During the quarter ended March 31, 2012, 8,072,977 1.5 Australian cent (A$0.015) warrants were exercised for net proceeds of $121,094 to us. The warrants exercised were issued in a public rights offering conducted in October 2009.

Debt obligations at March 31, 2012 decreased $9,597,426 to nil compared with the three months ended March 31, 2011, primarily due to the repayment in full of our loan facility with Macquarie Bank Limited in May 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2011 regarding this matter.

Item 4.    Controls and Procedures.

As of March 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Removed and Reserved.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C., 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial information from Samson Oil & Gas Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012, (ii) Consolidated Statements of Operations for the nine months ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statement of Changes in Stockholders’ Equity at March 31, 2012 (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and March 31, 2011, and (v) the Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: May 9, 2012	By:	/s/ Terence M. Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

