Form 10-K
period 2012-06-30
Samson Oil & Gas LTD
filed 2012-09-13
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-123711

Samson Oil & Gas Limited

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 36, Exchange Plaza,
2 The Esplanade
Perth, Western Australia 6000
(Address of principal executive offices)	(Zip Code)

+61 8 9220 9830

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

American Depositary Shares* Ordinary Shares**	NYSE MKT
Title of Each Class	Name of Exchange on Which Registered

*	American Depositary Shares evidenced by American Depository Receipts. Each American Depositary Share represents 20 Ordinary Shares.
**	No par value. Not for trading, but only in connection with the listing of American Depositary Shares.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2011 was $168.7 million, based on the closing price as reported on the NYSE MKT (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 1,792,121,059 ordinary shares outstanding as of September 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2012.

SAMSON OIL & GAS LIMITED

ANNUAL REPORT ON FORM 10-K

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

In this annual report, the use of words such as “anticipate,” “continue,” “estimate,” “expect,” “likely,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward–looking statements. The differences between actual results and those predicted by the forward looking statements could be material. Forward-looking statements may relate to, among other things:

•	oil and natural gas prices and demand;

•	our future financial position, including cash flow, debt levels and anticipated liquidity;

•	the timing, effects and success of our acquisitions, dispositions and exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party operational curtailment, processing plant or pipeline capacity constraints beyond our control;

•	our ability to find, acquire, market, develop and produce new properties;

•	declines in the values of our properties that may result in write-downs;

•	effectiveness of management strategies and decisions;

•	unanticipated recovery or production problems, including cratering, explosions, fires;

•	the strength and financial resources of our competitors;

•	our entrance into transactions in commodity derivative instruments;

•	climatic conditions;

•	the receipt of governmental permits and other approvals relating to our operations; and

•	uncontrollable flows of oil, gas or well fluids

Many of these factors are beyond our ability to control or predict. Neither these factors nor those included in the “Risk Factors” section of this annual report represent a complete list of the factors that may affect us.  We do not undertake to update our forward–looking statements.

GLOSSARY OF TECHNICAL TERMS

Bbl.   Barrel (of oil or natural gas liquids).

Bbls.   Barrels of oil.

BOE.   Barrel of oil equivalent.

BOEPD .  Barrels of oil equivalent per day.

BOPD.   Barrels of oil per day.

Developed acres.   The number of acres that are allocated or held by producing wells or wells capable of production.

Development well ..  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

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

Mcfe.   Thousand cubic feet equivalent.

MMBtu.   One million British Thermal Units, a common energy measurement.

MMscf.   Million standard cubic feet.

MMcfe.   Million cubic feet equivalent.

MMcfpd.   Million cubic feet per day.

NYMEX.   New York Mercantile Exchange.

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

Proved undeveloped reserves – (PUD).   Estimated proved reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

We engaged Ryder Scott Company L.P. to prepare our proved oil and gas reserve estimates and the future net revenue to be derived from our properties.  Ryder Scott is an independent petroleum engineering consulting firm that has provided consulting services throughout the world for over 70 years. The independent engineers’ estimates were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.  When preparing our reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by us with respect to property interests, production from such properties, current costs of operation and development, current prices for production agreements relating to current and future operations and sale of production, and various other information and data.

According to a reserve report prepared by Ryder Scott we had proved oil and gas reserves valued at approximately $16,106,716 (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2012, utilizes on adjusted realized pricing of $83.93 per Bbl for oil and $5.16 per MMBtu for natural gas. As of June 30, 2012, 77% of our proved reserves were oil and 58% were proved and developed.

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

Preparation of Reserves Estimates

Our fiscal year-end petroleum reserves report was prepared by Ryder Scott based upon its review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we provide to the firm. The information we provided was reviewed by knowledgeable officers, employees and consultants to the Company, including the Chief Executive Officer, in order to ensure accuracy and completeness of the data prior to its submission to Ryder Scott.

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

The practitioner responsible for overseeing the preparation of our reserves report at Ryder Scott has a bachelor’s degree in geology from University of Missouri and a master’s degree in geological engineering from the University of Missouri at Rolla. He has over 30 years experience in estimation and evaluation of petroleum reserves. He is a member of the Society of Petroleum Engineers, Wyoming Geological Association, Rocky Mountain Association of Geologists and the Society of Petroleum Evaluation Engineers. Based on his educational background, professional training and more than 30 years of practical experience in the estimation and evaluation of petroleum reserves, he has attained the professional qualifications as a Reserves Estimator and Reserves Auditor as set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007.

Internally, the consulting reserves engineer responsible for overseeing the preparation of the Company’s reserves report and working with Ryder Scott on its final report has a Master of Business Administration from the University of Denver, a Bachelor of Mechanical Engineering from the University of Colorado and over 10 years experience in reservoir engineering.

The reserve estimates are reported to the Board of Directors, at least annually. Our Board members have experience in reviewing and understanding reserve estimates.

Estimated Proved Reserves

The information set forth below regarding the Company’s oil and gas reserves for the fiscal years ended June 30, 2012 and 2011 was prepared by Ryder Scott Company L.P.  A description of our internal controls over reserves estimation is set forth below under “–Preparation of Reserves Estimates.”

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2012 and 2011:

	2012			2011
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	495	1,311	714	451	10,119	2,138
Revisions of previous quantity estimates	4	(168)	(24)	156	431	228
Extensions, discoveries and improved recovery	359	423	430	-	-	-
Sale of reserves in place	-	-	-	(48)	(8,816)	(1,517)
Production	(88)	(214)	(124)	(64)	(423)	(135)
End of year	770	1,352	996	495	1,311	714

Proved developed producing reserves	419	927	575	455	1,274	667
Proved undeveloped reserves	351	425	422	40	37	47
Total proved reserves	770	1,352	996	495	1,311	714

Proved Developed Producing Reserves

Our proved gas reserves in place decreased during fiscal 2011 following the sale of our working interest in wells in the Jonah and Lookout Wash Fields in the Greater Green River Basin, Wyoming.  These interests were sold following our decision to shift our focus from natural gas to oil and the development of our exploration acreage, in particular our Hawk Springs Project in Goshen County, Wyoming and Roosevelt Project in Roosevelt County, Montana. The two fields sold, Jonah and Lookout Wash, included both proved developed and proved undeveloped locations.

During the fiscal year ended June 30, 2011, we completed three development wells in our North Stockyard Bakken Field in Williams County, North Dakota and drilled one, which was fracture stimulated in November 2011.  This well is now included in our proved developed producing reserves.

There have been no significant changes to our proved developed producing reserves during the year ended June 30, 2012.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our proved undeveloped fields as of June 30, 2012 were approximately $10.2 million and relate to infill development drilling in our North Stockyard Field in North Dakota. During the year ended June 30, 2012 we converted approximately 40,000 barrels of oil from proved undeveloped reserves to proved developed producing reserves.

During the year ended June 30, 2012 we fracture stimulated one well in our North Stockyard Field that was drilled during the year ended June 30, 2011. The reserves associated with this well were moved to proved developed producing following the fracking of this well.

As of June 30, 2012 we have recognized four further proved undeveloped locations in our North Stockyard Project in North Dakota as a result of the North Dakota Oil and Gas Commission approved a spacing order for the field. We are not the operator of this field so we are not directly responsible for the timing of the drilling of these PUD locations. We believe the PUD locations will be developed within the next three to five years.   (For more details on our current capital expenditures plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation –   Estimated 2013 Capital Expenditures.”)  The feasibility of development is also heavily dependent upon future commodity prices.  As such, the timing of drilling and development activities may be affected by a number of factors that are outside of our control.

As at June 30, 2012 we have 351,000 barrels of oil recognised as proved undeveloped reserves, all related to our North Stockyard field in North Dakota.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2012, 2011 and 2010, we produced 87,956, 64,405 and 30,719 barrels of oil, respectively.  During the years ended June 30, 2012, 2011 and 2010, we produced 214,463, 423,077 and 668,848 Mcf of gas, respectively.

For the year ended June 30, 2012 and 2011 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the North Stockyard Field in North Dakota.  For the year ended June 30, 2010 we had two fields that contained more than 15% of our total proved reserves as of the end of each year, namely the Jonah and Lookout Wash Fields.

The following table discloses our oil and gas production volume, revenue and expenses from these fields for the periods indicated:

2012 North Stockyard
Oil volume – Bbls	70,350
Revenue – $	5,688,010
Average Price per barrel – $	80.85
Gas volume – Mcf	69,710
Revenue – $	409,150
Average price per Mcf – $	5.87
Per unit production and lease operation costs per BOE – $*	19.53

2011 North Stockyard
Oil volume – Bbls	47,693
Revenue – $	4,050,067
Average Price per barrel – $	84.93
Gas volume – Mcf	2,864
Revenue – $	19,458
Average price per Mcf – $	6.79
Per unit production and lease operation costs per BOE – $*	15.41

*Excluding depletion, amortization and impairment

6

	2010
	Jonah	Lookout Wash
Oil volume – Bbls	1,063	825
Revenue – $	66,981	50,144
Average Price per barrel – $	$63.01	$60.78

Gas volume – Mcf	187,407	285,329
Revenue – $	$735,793	$1,084,431
Average price per Mcf – $	$3.93	$3.80
Per unit production and lease operation costs per Mcfe – $*	$1.24	$1.65

*Excluding depletion, amortization and impairment

 Prices and Costs

The average sale price we achieved for oil during the years ended June 30, 2012, June 30, 2011 and June 30, 2010 was $83.59, $79.28 and $67.50 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2012, June 30, 2011 and June 30, 2010 was $4.76, $3.59 and $4.09 per Mcf, respectively.

The average production costs (including lease operating expenses, production taxes and handling expenses for oil and gas) per barrel of oil was $22.39 for the year ended June 30, 2012, $14.15 for the year ended June 30, 2011 and $11.62 for the year ended June 30, 2010.

Drilling Activity

	Year Ended June 30
	2012	2011	2010
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	3.0	Nil	1.0
Net productive development wells drilled	0.3	1.0	0.23
Net dry development wells drilled	Nil	Nil	Nil

Our productive development wells are all in our North Stockyard Project and are described below in “Description of Properties – North Stockyard Project”.

Our exploratory wells are all in our Hawk Springs and Roosevelt Projects and are described below in “Description of Properties – Exploration/Undeveloped Properties”.

Present Drilling Activity

As of September 1, 2012, we were in the process of drilling 1.0 gross wells (1.0 net wells) (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2012 Capital Expenditures” and “Estimated 2013 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 1, 2012:

Gross productive oil wells	63
Net productive oil wells	9
Gross productive gas wells	33
Net productive gas wells	9
Wells with multiple completions	0
Gross Developed Acres	13,981
Net Developed Acres	5,416
Gross Undeveloped Acres	130,883
Net Undeveloped Acres	60,630

All of our acreage positions are located in the continental United States, with the majority located in Wyoming, North Dakota and Montana.  We have extensive leases with a variety of remaining lease terms varying from two to five years.   In some cases we have the ability to extend the lease term or drill a well to hold the acreage by production.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2012, June 30, 2011 and June 30, 2010 and costs in effect at the end of the periods indicated. The average 12-month historical average of the first of the month prices used for natural gas for June 30, 2012, June 30, 2011 and June 30, 2010 were $5.16, $4.61, and $3.75 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2012, June 30, 2011 and June 30, 2010 were $83.93, $81.04, and $66.53 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	Year Ended June 30
	2012	2011	2010
Future cash inflows	$71,655	$46,250	$67,996
Future production costs	(29,321)	(16,046)	(23,288)
Future development costs	(10,198)	(917)	(11,910)
Future income taxes	(5,524)	(4,537)	–
Future net cashflows	26,612	24,930	32,798
10 % discount	(13,274)	(10,207)	(17,675)
Standardized measure of discounted future net cash flows relating to proved reserves	$13,338	$14,723	$15,123

During the year ended June 30, 2011 we drilled and completed three of our North Stockyard wells, which lead to the decrease in future development costs in that year. During the year ended June 30, 2012 we recognised four further proved undeveloped locations which will require approximately $10.2 million in development costs to convert them to proved developed producing wells.

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2012, June 30, 2011 and June 30, 2010 are as follows (in $’000’s):

	Year Ended June 30
	2012	2011	2010
Beginning of year	$14,723	$15,123	$17,727

Sales of oil and gas produced during the period, net of production costs	(5,596)	(4,838)	(3,139)
Net changes in prices and production costs	3,216	7,983	(943)
Previously estimated development costs incurred during the period	917	3,713	-
Changes in estimates of future development costs	(10,198)	(5,256)	(6,494)
Extensions, discoveries and improved recovery	11,354	-	6,360
Revisions of previous quantity estimates and other	(643)	5,810	(611)
Sale of reserves in place	-	(6,522)	-
Purchase of reserves in place	-	-	-
Change in future income taxes	(987)	(2,573)	1,021
Accretion of discount	1,472	1,512	1,727
Other	(920)	(229)	(525)
Balance at end of year	$13,338	$14,723	$15,123

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

Together with our fellow working interest owners, we have drilled seven wells in this field, six in the Bakken formation and one in the Mission Canyon formation. During the year ended June 30, 2012, we received approval from the North Dakota Industrial Commission for a spacing order that gives rise to four more PUD locations in the field.

The Harstad #1-15H (34.5% working interest) well was completed in March 2007 and the well commenced production. The initial production rate of this well was 2,936 BOEPD.  During July 2012, this well averaged 15 BOPD.  This well is completed in the Mission Canyon Formation which sits stratigraphically above the Bakken Formation.

The Leonard #1-23H (10% working interest, 37.5% after non-consent penalty) is a Mississippian Middle Bakken Formation oil test that was drilled with a horizontal lateral in November 2008. The original objective of this well was the Bluell Member of the Mississippian Mission Canyon Formation, however we elected to reduce our working interest to 10% in the deepening to the Bakken Formation in this well, while maintaining our higher equity interest in the Bakken Formation for the balance of the acreage.  We were therefore able to achieve an evaluation of the Bakken Formation in this well bore at a modest exposure while retaining significant equity in the balance of the acreage, which has continued to be developed following the success of this initial Bakken well.  The initial production rate on this well was 900 BOEPD. In July 2012, this well averaged 8 BOPD.

In February 2010, the Gene #1-22H (30.6% working interest) was successfully drilled to a measured total depth of 17,060 feet, including 5,500 feet of horizontal section drilled within the Middle Bakken Formation. The well underwent fracture stimulation and had an initial production rate of 2,936 BOEPD. In July 2012, this well averaged 145 BOPD.  The drilling costs were $1,830,805.

In May 2010, the Company drilled its third Bakken well in the North Stockyard Field, the Gary #1-24H (37% working interest).  This well was successfully fracture stimulated in September 2010 and has commenced production.  This well had an initial production rate of 2,780 BOEPD. During July 2012, this well averaged 75 BOPD.  Our drilling costs associated with the drilling of this well were $2,297,649.

In July 2010, we successfully drilled our fourth Bakken well in the North Stockyard Field, the Rodney #1-14H (27% working interest).  This well underwent fracture stimulation and was put on production in March 2011.  This well had an initial production rate of 1,100 BOEPD.  In July 2012, this well averaged 92 BOPD.  To date the drilling costs incurred are $1,841,823

In September 2010, we successfully drilled our fifth Bakken well in the North Stockyard Field in Williams County, North Dakota, the Earl 1-13H (32% working interest).  This well was successfully fracked in April 2011 and commenced production in the same month.  This well had an initial production rate of 1,300 BOEPD. In July 2012, the well averaged 193 BOPD.  To date drilling costs incurred are $2,884,409.

In June 2011, we successfully drilled our sixth Mississippian Bakken well in the North Stockyard field in Williams County, North Dakota, the Everett 1-15H (26% working interest).  This well underwent fracture stimulation in November 2011. This well had an initial production rate of 1,176 BOEPD. Our drilling costs for this well were $2,411,138. In July 2012, this well averaged 193 BOPD.

At June 30, 2012, the North Stockyard project had net proved reserves of 598,500 Bbls and 757,800 Mcf.

State GC Oil and Gas Field, New Mexico

37.0% Working Interest

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field currently has two wells, the State GC#1 and State GC#2.   The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since then.

The State GC #2 well was drilled and logged in April 2008.   Further completion operations are needed to tap into an additional hydrocarbon bearing reservoir to increase production in this well; however a hydraulic fracturing service has not been contracted to complete this work.

Average daily production during the year ended June 30, 2012 from the State GC Oil and Gas Field was approximately 43 BOPD and 37 Mscf/d.

At June 30, 2012, the State GC Oil and Gas Field had net proved reserves of 65,500 Bbls and 87,300 Mcf.

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

This well produced at a constant rate throughout the year.  During July 2012, this well averaged 29 BOPD and 2.61 MMcf/D.

During the year ended June 30, 2012 we recognized an impairment expense of $347,601, in relation to this well.

At June 30, 2012, the Davis Bintliff well had net proved reserves of 700 Bbls and 66,400 Mcf.

Exploration / Undeveloped Properties

Hawk Springs Project, Goshen County, Wyoming

37.5% -100% working interest

Spirit of America US34 #1-29 (Spirit of America 1)

100% working interest

During the year ended June 30, 2012 the Spirit of America 1 well was unsuccessful in reaching the Lower Permian and Pennsylvanian targets due to getting stuck in the Upper Permian Goose Egg Salt section. We expensed $4.9 million in expenditure in relation to this well as dry hole cost and it was recorded as exploration and evaluation expenditure on the Statement of Operations, which represented 100% of costs incurred to June 30, 2012.

Spirit of America US 34 #2-29 (Spirit of America 2)

100% working interest

The Spirit of America 1 replacement well, Spirit of America 2, was successfully drilled to a total depth of 10,634 feet using a conservative drilling approach to penetrate the troublesome salt section along with heavy-weight, oil-based mud. We plan to fracture stimulate the interpreted net pay intervals in three stages. We completed the initial frac which stimulates the lower perforations at around 10,000 feet, comprising 31 feet of log pay. The second stage at around 9,300 feet will stimulate a single 7 feet of log pay and the third stage at around 9,200 feet will stimulate several sandstones with 23 feet of log pay. When we conducted the initial frac, 47,560 pounds of proppant were pumped and the well was then flowed back for approximately 14 hours with the recovery of 27% of the fluid pumped. Problems with moving the bridge plug during the preparations to pump stage 2 were encountered, with the tubing becoming stuck by frac sand, which required a recovery operation. The majority of the tubing was recovered and the well is currently awaiting the completion of the final two frac stages, which is expected to occur in the next month.

Defender US 33 #2-29H

37.5% working interest

During the year, Halliburton Energy Services drilled the Defender US 33 #2-29H in the Hawk Springs Project in Goshen County, Wyoming. The Company was carried on this well up to the point of production of oil. This well commenced production in February 2012. Numerous operational and pumping issues have been associated with this well. This well was cleaned out in July 2012 and has resumed pumping. The well is currently producing approximately 75 barrels of oil per day with the pump jack speed set on a low setting (approximately 4.25 strokes per minute). Over the next few months the evaluation will continue and a decision made if it is appropriate to increase the pump speed.

Further decisions regarding the Hawk Springs project will be made following the results of the final two frac stages of Spirit of America II.

Roosevelt Project, Roosevelt County, Montana

Initially 100% Working Interest, subject to a 33.34% back in

Australia II

100% working interest

In December 2011, we drilled Australia II, our first appraisal (exploratory) well in this project area. This well was drilled to a total measured depth of 14,972 feet with the horizontal lateral remaining within the target zone for the entire lateral length. Oil and gas shows were returned during the drilling of this well and approximately 3,425 barrels of oil have been produced. This well is currently shut in, however awaiting mechanical repairs. Although this well may be productive in the future, we do not presently believe that we will be able to recover our costs associated with drilling it. We expensed $13.1 million of previously capitalized exploration expenditure in the Statement of Operations as deferred exploration expenditure written off, which represents 100% of the costs incurred to June 30, 2012.

Gretel II

100% working interest

Our second appraisal (exploratory) well, Gretel II, was drilled in January 2012 and fracture stimulated in March 2012. It appears that this well was drilled on the north side of the Brockton Fault zone, which is believed to be the western edge of the continuous Bakken oil. This well is currently shut in as it was producing mostly water with a 5% oil cut. Although this well maybe productive in the future, we do not believe that we will recover our costs associated with drilling it. We expensed $11.6 million of previously capitalized exploration expenditure written to the Statement of Operations as deferred exploration expenditure written off in relation to this well, which represents 100% of the costs incurred to June 30, 2012

While both wells have delivered a negative result, geological and operational information has been gained from these results which has added value to the Roosevelt Project. In total, $24.7 million of previously capitalized exploration expenditure has been expensed to the Statement of Operations as exploration expenditure written off in relation to the drilling costs associated with these two wells. A balance of $7.4 million remains capitalized in relation to the project and relates to the land value of acreage we continue to hold and plan to develop in the future. Activity is continuing in this project during the year ended June 30, 2013 which will help to determine the ultimate recoverability of this project, which remains an exploratory project.

Prairie Falcon

Initially 100% Working Interest, subject to a 33.34% back in

We have currently permitted a third exploratory well in this project – the Prairie Falcon. We believe that the drilling location of this well is south of the Brockton Fault zone.

Other

Ripsaw Prospect, Grimes County, Texas

100% working interest

In April 2010, we drilled the Ripsaw #1 well.  This well targeted a Yegua Formation channel, which had been identified from seismic data.  The well was abandoned immediately after drilling as it was determined that the targeted seismic amplitude was caused by hydrocarbon-stained lignitic shales and not the anticipated gas-filled channel sandstone.  The dry hole costs associated with this well were $794,791 and have been included in exploration and evaluation expenditure expense in the Statement of Operations for the year ended June 30, 2010.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of September 9, 2012.

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

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the SDWA, is the main federal law that authorizes EPA to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The SDWA currently excludes hydraulic fracturing from the definition of “underground injection.” The 111th United States Congress considered bills entitled the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption, but Congress adjourned without taking any significant action on the bills. The FRAC Act has been re-introduced in the 112th Congress and, if enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether the current or a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish an additional level of regulation and permitting at the federal level.

Hydraulic fracturing currently is regulated primarily at the state level. Wyoming, Montana, North Dakota, Texas, and New Mexico recently enacted rules to regulate hydraulic fracturing. These regulations require companies to disclose the chemicals used in hydraulic fracturing operations, as well as the concentrations of those chemicals, on a well-by-well basis, either prior to or following well completion, depending on which state’s regulations apply.

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

In April 2012, the EPA issued regulations specifically applicable to the oil and gas industry that will require operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions will be accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that could impact our operations is the notice of finding and determination by the United States Environmental Protection Agency (“EPA”) that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and may in the future consider, “cap and trade” legislation that would establish an economy wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

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

On April 20, 2012 our wholly owned subsidiary, Samson Oil & Gas USA Montana, Inc., entered into a consent agreement with the Office of Environmental Protection for the Fort Peck Tribes to resolve alleged violations of its Solid Waste Code in connection with the drilling of an exploratory well and several additional planned wells.  The matter was settled for payment of $3,860 in civil penalties and reimbursement of the Tribes’ attorneys’ fees in the amount of $10,000.

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

As described in Note 6 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $808,572 as of June 30, 2012. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 9%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of June 30, 2012.

Name	Age	Position
Terence Barr	63	Chief Executive Officer
Robyn Lamont	34	Chief Financial Officer
David Ninke	41	Vice President – Exploration
Daniel Gralla	51	Vice President – Engineering
Denis Rakich	58	Secretary

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

Employees

For the fiscal year ended June 30, 2012, we had 13 employees, including 2 part time employees. The two part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company. The remaining 11 employees are located in Denver, Colorado.  Three of these employees are involved in the administration of the Company while the remaining eight employees are primarily engaged in project-related activities.

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

Our business, operating or financial condition could be harmed due to any of the following risk factors.  Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities.  In addition, investors should note that the risks described below are not the only risks facing the Company.  Additional risks not presently known to us, or risks that do not seem significant today, may also impair our business operations in the future. When determining whether to invest in our securities, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and in our other filings with the SEC.  The rights of our shareholders may differ from the rights typically offered to shareholders of a company incorporated in the United States.

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

We recorded an impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2012, and may again in the future record additional impairments.

We recognized an impairment expense for the twelve months ended June 30, 2012 of $635,464, primarily in relation to the Davis Bintliff well. We also recognized impairment expense related to the asset retirement obligation for the exploratory wells drilled this year - Australia II, Gretel II and Spirit of America I. Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations.

Drilling results in emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.

Part of our strategy is to pursue acquisition, exploration and development activities in emerging plays such as our Hawk Springs Project and Roosevelt Project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, we have access to little if any past drilling results in those areas to help predict the results of our own exploratory drilling. In addition, part of our strategy to maximize recoveries from such new projects may involve the drilling of horizontal wells and/or using completion techniques that have proven to be successful in other similar formations. Both of the two Roosevelt project wells drilled in the fiscal year 2012 have failed to deliver positive results to date, so $24.7 million of previously capitalized exploration expenditure has been written off as exploration expenditure. In addition, one well in the Hawk Springs project well was drilled unsuccessfully, and $4.9 million in expenditure in relation to this well was written off as a dry hole costs. If future drilling success rates or production are less than anticipated, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties.

Inadequate liquidity could materially and adversely affect our business operations.

If our exploration efforts are unsuccessful, it may be more difficult for us to adequately access the capital markets or obtain financing.  Our efforts to improve our liquidity position would then be challenging. Various factors may require us to have greater liquidity and capital resources than we currently anticipate needing.

Oil and natural gas prices are extremely volatile, and decreases in prices have in the past and could in the future adversely affect our profitability, financial condition, cash flows, access to capital and ability to grow.

Our revenues, profitability and future rate of growth depend principally upon the market prices of oil and natural gas, which fluctuate widely. The markets for these commodities are unpredictable and even relatively modest drops in prices can significantly affect our financial results and impede our growth.  Sustained declines in oil and gas prices may adversely affect our financial condition, liquidity and results of operations. For example, if the price of oil and natural gas were to have been 20% lower in the years ended June 30, 2012 and 2011, the net profit we reported for June 30, 2011 would have decreased by 1.24% and the net loss would have increased by 20% for the year ended June 30, 2012.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2010 and June 30, 2012.

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

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. In addition, oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

—	unexpected drilling conditions;

—	unexpected abnormal pressure or irregularities in formations;

—	equipment failures or accidents;

—	adverse changes in prices;

—	weather conditions;

—	ability to fund capital necessary to develop exploration properties and producing properties;

—	shortages in experienced labor; and

—	shortages or delays in the delivery of equipment, including equipment needed for drilling, fracture stimulating and completing wells.

Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market–related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the viability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable. A productive well may become uneconomic if water or other substances are encountered that impair or prevent the production of oil or natural gas from the well.

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

We do not maintain insurance in amounts that cover all of the losses to which we may be subject, and some risks, such as pollution and environmental risks, are not generally fully insurable. Our insurance policies and contractual rights to indemnity may not adequately cover our losses, and we do not have access to insurance coverage or rights to indemnity for all risks. If a significant accident or other event occurs and is not fully covered by insurance or contractual indemnity, it could adversely affect our financial position and results of operations.

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

In April 2012, the EPA issued regulations specifically applicable to the oil and gas industry that will require operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions will be accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

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

The loss of key members of our management team could reduce our competitiveness and prospects for future success. We do not have any “key man” insurance policies for our Chief Executive Officer; or any other executive. Our exploratory drilling success and the success of other activities integral to our operations will depend, in part, on our ability to attract and retain experienced management professionals. Competition for these professionals is extremely intense.

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

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2012, the Australian dollar has, as a general trend, appreciated significantly against the U.S. dollar though remains volatile.  If the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from the Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

The prices of our ordinary shares and ADSs have been and will likely continue to be volatile.

The trading prices of our ordinary shares on the ASX and of our ADSs on the NYSE MKT have been, and likely will continue to be, volatile.  Other natural resource companies have experienced similar volatility for their shares, leading us to expect that the results of exploration activities, the price of oil and natural gas, future operating results, market conditions for natural resource shares in general, and other factors beyond our control, could have a significant, adverse or positive impact on the market price of our ordinary shares and ADSs. We also believe that this volatility creates opportunities for arbitrage trading between the ASX and NYSE MKT markets.  While we recognize that arbitrage trading is an appropriate market mechanism to eliminate the differences between different trading markets resulting from the combination of volatile stock prices and inter-market inefficiencies, some of our shareholders may not be in a position to take advantage of the potential profits available to arbitrageurs in such cases.

We may issue shares of blank check preferred stock in the future that may adversely impact rights of holders of our ordinary shares and ADSs.

Our corporate Constitution authorizes us to issue an unlimited amount of “blank check” preferred stock.  Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further shareholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, the rights of ordinary share and ADS holders could be impaired thereby, including, without limitation, dilution of their ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of ordinary shares or ADSs.

We report as a U.S. domestic issuer, which means increased compliance costs notwithstanding continued eligibility for certain NYSE MKT rule waivers.

On July 1, 2011, we commenced reporting as a U.S. domestic issuer instead of as a “foreign private issuer” as we had in prior years. Accordingly, we are now required to comply with the reporting and other requirements imposed by U.S. securities laws on U.S. domestic issuers, which are more extensive than those applicable to foreign private issuers. We are also required to prepare financial statements in accordance with U.S. GAAP in addition to our financial statements prepared in accordance with IFRS pursuant to ASX requirements. Generating two separate sets of financial statements is a substantial burden that imposes significant administrative and accounting costs on us. As a result of becoming a U.S. domestic issuer, the legal, accounting, regulatory and compliance costs to us under U.S. securities laws are significantly higher than those that were incurred by us as a foreign private issuer.

Even though Samson is now a “domestic issuer” for SEC reporting requirements, we remain a “foreign based entity” for purposes of Section 110 of the NYSE MKT Company Guide. This permits us to apply to the NYSE MKT to have certain of its listing criteria relaxed and receive exemptions from rules applicable to corporations incorporated in the United States. We currently are relying on one Section 110 exemption received in connection with our stock option plan, and is described in more detail in “Item 6—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.” While we have no current plans to seek additional Section 110 relief from NYSE MKT, there can be no assurance that we will not do so in the future.

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

The trading prices of our ADSs may be adversely affected by short selling .

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2012, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

If we were to be a PFIC for any year, holders of our ordinary shares or ADSs who are U.S. persons for U.S. federal income tax purposes (“U.S. holders”) whose holding period for such ordinary shares or ADSs includes part of a year in which we are a PFIC generally will be subject to a special, highly adverse, tax regime imposed on “excess distributions” made by us.  This regime will continue to apply irrespective of whether we are still a PFIC in the year an “excess distribution” is made or received. “Excess distributions” for this purpose would include certain distributions received on our ordinary shares or ADSs.  In addition, gains by a U.S. holder on a sale or other transfer of our ordinary shares or ADSs (including certain transfers that would otherwise be tax-free) would be treated in the same manner as excess distributions.  Under the PFIC rules, excess distributions (including gains treated as excess distributions) would be allocated ratably to each day in the U.S. holder’s holding period. The portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986 in which we became a PFIC would be includible by the U.S. holder as ordinary income in the current year. The portion of any excess distributions allocated to prior taxable years in which we were a PFIC would be taxed to such U.S. holder at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. holder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards), and any such tax owing would be subject to interest charges.  In addition, dividends received from us will not be “qualified dividend income” if we are a PFIC in the year of payment, or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2012, we had granted options to purchase an aggregate of approximately 67,500,000 million shares of our ordinary shares to certain of our directors and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2012, we had warrants outstanding which may be exercised by warrant holders for 224,620,825 ordinary shares at an exercise price of A$0.015 per share until December 31, 2012, the exercise of which could have similarly adverse consequences on the trading prices for our shares.

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

Our ADS holders do not have the right to receive notices of general meetings or to attend and vote at our general meetings of shareholders. Our practice is to give ADS holders notices of general meetings and to enable them to vote at our general meetings of shareholders, but we are not obligated to continue to do so.  Our ADS holders may instruct the depositary to vote the ordinary shares underlying their ADSs, but only when we ask the depositary to ask for their instructions.  Although our practice is to have the depositary ask for the instructions of ADS holders, we are not obligated to do so, and if we do not, our ADS holders would not be able to exercise their right to vote.  ADS holders can exercise their right to vote the ordinary shares underlying their ADSs by withdrawing the ordinary shares. However it is possible that our ADS holders would not know about the meeting enough in advance to withdraw the ordinary shares.

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

We are a public company limited by shares, registered and operating under the Australian Corporations Act 2001. Two of our four directors and one of our named executive officers reside outside the United.States. Substantially all of the assets of those persons are located outside the U.S. As a result, it may not be possible to effect service on such persons in the U.S. or to enforce, in foreign courts, judgments against such persons obtained in U.S. courts and predicated on the civil liability provisions of the federal securities laws of the U.S. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

None.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings. We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.  Market Information

Our American Depositary Shares, each representing 20 ordinary shares, have been listed on the NYSE MKT since January 7, 2008.  As of September 1, 56,896,695 ADS were outstanding and we had approximately 19,000 holders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE MKT.  On September 10, 2012, the closing price of our ADSs on NYSE MKT was $1.08.

	NYSE MKT American Depositary Share (ADS) Price (in USD)
	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter (July 1 – September 30)	$3.12	$1.81	$1.50	$0.78
Second Quarter (October 1 – December 31)	$2.57	$1.46	$1.36	$1.09
Third Quarter (January 1 – March 31)	$3.08	$2.00	$4.75	$1.35
Fourth Quarter (April 1 – June 30)	$2.55	$0.95	$4.12	$2.43

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 1, 2012, 1,790,588,459 ordinary shares were outstanding, and we had approximately 4,870 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 10, 2012, the closing price of our ordinary shares on the ASX was A$0.05.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter (July 1 – September 30)	$0.14	$0.09	$0.08	$0.05
Second Quarter (October 1 – December 31)	$0.13	$0.08	$0.07	$0.05
Third Quarter (January 1 – March 31)	$0.15	$0.09	$0.23	$0.07
Fourth Quarter (April 1 – June 30)	$0.12	$0.05	$0.20	$0.12

NYSE MKT Corporate Governance Requirements

Our ADSs are listed on the NYSE MKT. Section 110 of the NYSE MKT company guide permits the NYSE MKT to consider the laws, customs and practices of foreign issuers in relaxing certain of its listing criteria, and to grant exemptions from NYSE MKT listing criteria based on these considerations. Any listed company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law.

One significant manner in which our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE MKT standards is that in January 2009, with the approval of our Board of Directors, we asked the NYSE MKT for exemptive relief from Section 711 of the NYSE MKT rules, which normally requires shareholder approval of any issuances of equity securities to officers or directors of a listed company, or of a plan like the Samson Oil & Gas Limited Stock Option Plan.  Such approval is not required under Australian law or the ASX listing rules, and this difference in law was certified to NYSE MKT by the Company’s Australian legal counsel at that time, Minter & Ellison. Under Australian law, approval of the plan by Samson’s Board of Directors is sufficient to adopt the plan under Australian law. Australian law does require shareholder approval for options grants to directors, regardless of whether a Board-approved plan is in place. Therefore, in the event we issue options to directors, we will be required to obtain shareholder approval of the grants.

The NYSE MKT granted approval for exemption from Section 711 in April 2009. Accordingly, we did not receive shareholder approval in connection with the establishment of the Samson Oil & Gas Limited Stock Option Plan.

B.  Holders

As of September 6, 2012, there were approximately 4,655 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders.

E.  Performance Graph

The following graph compares the cumulative return provided to stockholders of Samson Oil & Gas Limited’s ADSs relative to the cumulative total returns of the NYSE MKT Composite Index (XAX) and the NYSE MKT Oil Index (XOI).  An investment of $100 is assumed to have been made in our ADSs and in each of the indexes on January 7, 2008, the date our ADSs began trading on the NYSE MKT, and its relative performance is tracked through June 30, 2012.   The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	June 30,
	2008	2009	2010	2011	2012
Samson Oil & Gas Limited (SSN)	$100.00	$11.39	$22.78	$74.94	$27.85
NYSE MKT Composite Index (XAX)	$100.00	$70.88	$80.45	$105.01	$104.29
NYSE MKT Oil Index (XOI)	$100.00	$59.85	$57.55	$84.95	$74.85

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

If a partnership (including for this purpose any entity treated as a partnership for U.S. federal income tax purposes) holds our ordinary shares or ADSs, the U.S. federal income tax treatment of a partner thereof generally will depend on the status of such partner and the activities of the partnership.  If you are a partner in a partnership holding our ordinary shares or ADSs, you should consult your tax advisor(s).

Any holder of our ordinary shares or ADSs who is not a U.S. Holder should consult with the holder’s own tax advisor(s) in connection with the U.S. federal, state, local and foreign tax consequences of the matters discussed herein.

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

Sale of ordinary shares and ADSs

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our ordinary shares or ADSs will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of those ordinary shares or ADSs. Such gain or loss generally will be long-term capital gain or loss if the holding period for the ordinary shares or ADSs sold or disposed of exceeds one year. Under current law, long-term capital gains realized by individual U.S. Holders are subject to a maximum tax rate of 15% for long-term capital gains received in taxable years beginning on or before December 31, 2012 and 20% thereafter. The deductibility of capital losses is subject to significant limitations.  The gain or loss on the sale or other disposition of our ordinary shares or ADSs by a U.S. Holder will generally be income or loss from sources within the United States for purposes of computing the foreign tax credit limitation.

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2012 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

If we are a classified as a PFIC for any taxable year, the so–called “excess distribution” regime of Code Section 1291 will apply to any U.S. Holder of ordinary shares or ADSs that does not make a mark–to–market or qualified electing fund election, as described below.  Under the excess distribution regime, (i) any gain the U.S. Holder realizes on the sale or other disposition of the ordinary shares or ADSs (possibly including a gift, exchange in a corporate reorganization, or grant as security for a loan) and any “excess distribution” that we make to such holder (generally, any distributions to such holder in respect of the ordinary shares or ADSs during a single taxable year that are greater than 125% of the average annual distributions received by such holder in the three preceding years or, if shorter, such holder’s holding period for the ordinary shares or ADSs), will be treated as ordinary income that was earned ratably over each day in such holder’s holding period for the ordinary shares or ADSs; (ii) the portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986 in which we became a PFIC would be includible by the U.S. holder as ordinary income in the current year; (iii) the portion of such gain or distribution that is allocable to prior taxable years during which we were a PFIC will be subject to tax at the highest rate applicable to ordinary income for the relevant taxable years, regardless of the tax rate otherwise applicable to such holder and without reduction for deductions or loss carryforwards; and (iv) the interest charge generally applicable to underpayments of tax will be imposed with respect of the tax attributable to each such year.

Dividends received from us will not be “qualified dividend income” if we are a PFIC in the year of payment, or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates.

If we are classified as a PFIC for any taxable year and our ordinary shares or ADSs are treated as “marketable securities” under applicable U.S. Treasury Regulations, a U.S. Holder may avoid the excess distribution regime described above by making a valid “mark–to–market” election with respect to the ordinary shares or ADSs.  If a valid mark–to–market election is made, an electing U.S. Holder generally (i) will be required to recognize as ordinary income an amount equal to the excess, if any, of the fair market value of the ordinary shares or ADSs over the holder’s adjusted tax basis in such ordinary shares or ADSs at the close of each taxable year, or (ii) if the U.S. Holder’s adjusted tax basis in the ordinary shares or ADSs exceeds their fair market value at the close of each taxable year, will be allowed to deduct the excess as an ordinary loss to the extent of the net amount of income previously included as a result of the mark–to–market election.  A U.S. Holder’s basis in its ordinary shares or ADSs will be adjusted to reflect the amounts included or deducted with respect to the mark–to–market election, and any gain or loss on the disposition of ordinary shares or ADSs will generally be ordinary income, or, to the extent of previously included mark–to–market inclusions, ordinary loss.  Each U.S. Holder must make their own mark–to–market election.  Once made, the election cannot be revoked without the consent of the Internal Revenue Service unless the ordinary shares or ADSs cease to be marketable securities.  Under applicable U.S. Treasury Regulations, marketable securities includes stock of a PFIC that is “regularly traded” on a qualified exchange or other market.  Because our ordinary shares are traded on the Australian Stock Exchange and our ADSs are traded on the NYSE MKT, we expect that our ordinary shares and ADSs will be treated as “regularly traded,” and a U.S. Holder should be able to make a mark–to–market election.  However, no assurance that our ordinary shares or ADSs  are or will be marketable securities can be given.

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

U.S. Holders who own ordinary shares or ADSs during any year in which we are a PFIC must file Internal Revenue Service Form 8621 with their U.S. federal income tax return for each year in which such holder owns ordinary shares or ADSs and either recognizes gain on a disposition of such ordinary shares, receives certain distributions from us, or makes an election with respect to PFIC status. Pursuant to the recently-enacted Code Section 1298(f), all U.S. Holders may be required to provide annual information regarding ownership of an interest in a PFIC. As of the date hereof, the Internal Revenue Service has suspended the reporting requirements imposed under Code Section 1298(f) for PFIC shareholders that are not otherwise required to file Internal Revenue Service Form 8621.

Surtax on Unearned Income

For taxable years beginning after December 31, 2012, a surtax of up to 3.8% (the “unearned income Medicare contribution tax”) is imposed on the “net investment income” of certain U.S. Holders. Net investment income generally includes interest, dividends, royalties, rents, gross income from a trade or business involving “passive” activities, and net gain from disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.

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

Because we are no longer eligible to file as a foreign private issuer and therefore can no longer present our financial results in accordance with IFRS, we have recast our prior financial statements and selected financial data into U.S. GAAP for all periods presented in this report on Form 10-K.  Financial statements prepared in accordance with IFRS will be filed with the ASX in Australia in order to meet our reporting obligations in Australia.  In accordance with guidance that Samson received from the SEC staff, since the financial statements have been recast for only the past four years, we have recast only four years for the selected financial data as well. In our annual report on Form 10-K for the year ending June 30, 2013, the selected financial data table will present five years of recast information.  Selected financial data for the years ended June 30, 2008, presented in accordance with IFRS instead of U.S. GAAP, is available for review in our previously filed Form 20-F for the year ended June 30, 2010.

	Fiscal Year Ended June 30
	2012	2011	2010	2009
Revenues and Other Income
Oil sales	$7,352,494	$5,038,446	$1,956,193	$1,433,369
Gas sales	1,020,945	930,330	915,086	634,019
Other liquids	12,360	–	20,658	17,376
Interest income	355,357	368,251	24,318	10,338

Gain on cancellation of portion of embedded derivative(options)	-	-	-	1,248,072

Gain on movement in fair value of embedded derivative	-	-	-	1,536,983
Gain on sale of exploration acreage	-	73,199,687	-	-
Other	58,598	2,245	58,929	27,886
Total Revenues and Other Income	8,799,754	79,538,959	2,975,184	4,908,043

	Fiscal Year Ended June 30
	2012	2011	2010	2009
Expenses
Lease operating expense	$(2,789,902)	$(1,678,510)	$(908,283)	$(906,631)
Depletion, depreciation and amortization	(2,776,005)	(1,832,558)	(1,160,385)	(1,023,828)
Impairment of oil and natural gas properties	(635,464)	-	(71,151)	(483,167)
Exploration and evaluation expenditure (note 1)	(30,559,458)	(404,031)	(1,569,455)	(4,861,545)
Accretion of asset retirement obligations	(23,603)	(23,909)	(26,196)	(23,022)
General and administrative	(7,880,966)	(8,561,734)	(3,300,233)	(4,811,922)
Interest expense, net of capitalized costs	-	(906,838)	(1,423,938)	(5,574,131)
Total Expenses	(44,665,398)	(13,407,580)	(8,459,641)	(17,684,246)
Income (loss) from continuing operations	(35,865,644)	66,131,379	(5,484,457)	(12,776,203)
Income tax (provision)/ benefit	4,629,193	(14,695,544)	-	-
Earnings from continuing operations	(31,236,451)	51,435,835	(5,484,457)	(12,776,203)
Total income (loss) from discontinued operations, net of income taxes	-	2,712,387	(18,679,899)	2,598,514
Net Income (Loss)	$(31,236,451)	$54,148,222	$(24,164,356)	$(10,177,689)

Basic – cents per share	$(1.78)	3.06	(0.56)	(5.88)
Diluted – cents per share	$(1.78)	2.61	(0.56)	(5.88)

Net earnings per common share from discontinued operations:
Basic – cents per share	$-	0.16	(1.91)	1.20
Diluted – cents per share	$-	0.14	(1.91)	1.20

Weighted average common shares outstanding:
Basic	1,752,408,357	1,680,247,878	978,983,187	217,248,877
Diluted	1,752,408,357	1,968,053,691	978,983,187	217,248,877

	Fiscal Year Ended June 30
	2012	2011	2010	2009
Cash flow data:
Cash flow provided by/(used in) operations	$2,820,481	$(10,509,390)	$(1,210,080)	$(46,673)

Cash flow provided by /(used in) investing activities	(42,732,283)	69,438,106	(5,834,554)	(1,082,641)

Cash flow provided by/(used in) financing activities	$632,101	$(7,661,155)	$11,271,787	$(2,330)

Other financial data:
Capital expenditure – oil and gas properties	$(3,384,858)	$(4,793,225)	$(3,581,518)	$(274,946)
Capitalized exploration expenditure	(5,172,706)	(3,347,738)	-	-

Balance sheet data:
Cash and cash equivalents	$18,845,894	$58,448,477	$5,885,735	$1,522,632

Property, plant and equipment, net of depletion and impairment	14,338,441	14,214,774	20,330,897	38,991,421
Total assets	55,723,239	81,597,832	32,895,960	41,266,248
Borrowings	(7,322)	(29,769)	(11,283,999)	(16,846,207)
Total shareholders’ equity	$48,173,079	$77,926,665	$18,990,905	$23,459,943

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other information appearing in this Annual Report on Form 10-K. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Samson Oil & Gas Limited and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to focus on the exploration, exploitation and development of our two major oil plays – the Niobrara in Goshen County, Wyoming and the Bakken in Williams County, North Dakota and Roosevelt County, Montana. We are in the early stages of our first Niobrara shale project – the Hawk Springs Project – and also of our Montana Bakken shale project – the Roosevelt Project.

Effective January 1, 2011, we sold our interest in wells in the Jonah and Lookout Wash Fields in Carbon and Sublette Counties, Wyoming for $6.3 million.  These properties produced 1,002 barrels of oil and 203,196 Mcf of gas for the six months ending December 31, 2010.  These interests were sold following our decision to move our focus from natural gas to oil.

As a result of the sale of our gas assets in the Lookout Wash and Jonah Fields in Wyoming, our gas proved reserves and gas production decreased in the fiscal year ended June 30, 2011. By contrast, following the successful drilling and completion of three oil wells in our North Stockyard Field, our oil production and proved reserves increased. We believe the opportunity is significant for future reserve and production growth from the oil projects we pursued in 2012 and contemplate in our 2013 capital expenditure budget.

Our net oil production was 87,956 barrels of oil for the year ended June 30, 2012 compared to 64,405 barrels of oil for the year ended June 30, 2011. Our net gas production was 214,463 Mcf for the year ended June 30, 2012 compared to 423,077 Mcf for the year ended June 30, 2011.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis and in a manner consistent with preserving adequate liquidity and financial flexibility.

Recent Developments

In August 2012, we entered into a definitive agreement to participate in the exploration of an area within the Williston Basin. Pursuant to the agreement, we acquired a 25% working interest in 23,700 acres (net 5,952 acres) at a price of $266 per acre. The exploration opportunity is a conventional oil project that is adjacent to existing production from Mississippian aged reservoirs.

2012 Capital Expenditures

We spent $45.4 million on capital expenditures (including capitalized exploration expenditure) in the fiscal year ended June 30, 2012. In our Roosevelt Project in Montana we spent $24.7 million on drilling activity in our Roosevelt project in Montana and $6.9 million on acreage acquisition. In our Hawk Springs Project in Goshen County, Wyoming we spent $10.0 million on drilling and $1.0 million spent on acreage acquisition. We also spent $2.3 million on our North Stockyard Project in Williams County, North Dakota.

Of this expenditure, we wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of the drilling results from the two wells we have drilled in the Roosevelt Project. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations as a dry hole cost associated with drilling a well in our Hawk Springs Project.

Estimated 2013 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2013 is estimated at $17 million. We plan to deploy that amount:

i.	drilling two infill PUD locations at our North Stockyard property in North Dakota;
ii.	funding our share of a 3D seismic survey over our recently acquired acreage in our South Prairie Project; and
iii.	drilling an additional well in our Roosevelt Project, in Montana.

We also have a rig commitment, expected to commence in November 2012, the total commitment over 18 months is $14.2 million. This is described in footnote 4 to the “Commitments and Contingencies – Contractual Obligations” table below.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. There is no guarantee that we will be able to fund all of the planned expenditure from our existing working capital or be able to raise the funds through the debt or equity markets.

Acquisitions and Divestitures

Acquisitions

During the year ended June 30, 2012 we acquired 37,208 acres in our Roosevelt Project in Roosevelt County, Montana for approximately $6.8 million.

We also acquired 2,377 acres in our Hawk Springs Project in Goshen County, Wyoming for approximately $0.56 million.

Divestitures

We made no significant divestitures during the year ended June 30, 2012

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

Historically, the Colorado Interstate Gas (“CIG”) price has traded at a lower price compared to Nymex gas. In recent years, this differential grew significantly due to pipeline constraints in the area, with prices as low as $1.11 per Mcf recorded.  As a result, we decided to change our focus from natural gas to the exploration and development of oil wells.  During the year ended June 30, 2011, we sold our interest in the Jonah and Lookout Wash fields in Wyoming in order to concentrate on our oil exploration properties.

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

	Fiscal Year ended June 30,
	2012	2011	2010
Production Volume:
Oil (Bbls)	87,956	64,405	30,719
Natural gas (Mcf)	214,463	423,077	668,848
BOE	123,700	134,918	142,194

Oil Price per Bbl Produced (in dollars):
Realized price	$83.59	$79.43	$67.50

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.76	$3.86	$4.09

	Fiscal Year ended June 30,
	2012	2011	2010
Expense per BOE:
Lease operating expenses	$14.59	$8.34	$6.7
Production and property taxes	$7.79	$5.81	$4.92
Depletion, depreciation and amortization	$21.71	$16.02	$16.87
General and administrative expense	$63.71	$55.34	$23.13
Interest expense, net of amounts capitalised	$-	$6.89	$10.29

Comparison of Year Ended June 30, 2012 to year ended June 30, 2011

	Year ended
Item	June 30, 2012	June 30, 2011	Variance	% Change
Continuing Operations
Oil and gas revenues	$8,385,799	$5,968,776	$2,417,023	40%
Interest income	355,357	368,251	(12,894)	-4%
Gain sale of exploration acreage	-	73,199,687	(73,199,687)	-100%
Other income	58,598	2,245	56,353	2510%
Lease operating expense	(2,789,902)	(1,678,510)	(1,111,392)	66%
Depletion, depreciation and amortization	(2,776,005)	(1,832,558)	(943,447)	51%
Impairment of oil and gas properties	(635,464)	-	(635,464)	0%
Exploration and evaluation expenditure	(30,559,458)	(404,031)	(30,155,427)	7464%
Accretion of Asset Retirement Obligations	(23,603)	(23,909)	306	0%
General and administrative cost	(7,880,966)	(8,537,825)	656,859	-8%
Interest expense, net of capitalized costs	-	(930,747)	930,747	-100%
Income tax (expense)/benefit	4,629,193	(14,695,544)	19,324,737	-132%
Loss from discontinued operations	-	2,712,387	(2,712,387)	-100%
Net income (loss)	$(31,236,451)	$54,148,222	$(85,384,673)

Net income (loss)

The result for the fiscal year ended June 30, 2012 was a net loss attributable to shareholders, after income tax, of $31.2 million, compared to a net profit attributable to shareholders, after income tax, of $54.1 million for the year ended June 30, 2011.  The net loss in 2012 was due to significant write offs in relation to previously capitalized exploration expenditure.

We wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of poor drilling results in relation to our Roosevelt project, Roosevelt County, Montana. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations following the unsuccessful drilling of Spirit of America 1 in our Hawk Springs project in Goshen County, Wyoming. Numerous operational issues were encountered with drilling this well and it ultimately failed to reach its target.

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2011 to the year ended June 30, 2012, from $5.9 million to $8.4 million.  The increase is a result of a combination of an increase in oil production for the year and an increase in the average oil price realized. The average oil sale price received increased from $79.43 per barrel for the year ended June 30, 2011 to $83.59 per barrel for the year ended June 30, 2012.  In addition oil production increased from 64,405 Bbls for the year ended June 30, 2011, inclusive of properties included within discontinued operations, to 87,956 Bbls for the year ended June 30, 2012.

The realized gas price increased from $3.86 per Mcf for the year ended June 30, 2011 to $4.76 per Mcf for the year ended June 30, 2012.  However, our natural gas production decreased for the year ended June 30, 2012 to 214,463 Mcf from 423,077 Mcf for the year ended June 30, 2011.  The decrease in gas production is primarily due to the sale of our interests in the Jonah and Lookout Wash properties effective December 31, 2010.

Gain on sale of exploration acreage

Sale of exploration acreage decreased from $73,199,687 for the year ended June 30, 2011 to $nil for the year ended June 30, 2012.  The sale in the prior year was our sale of exploration acreage in Hawk Spring Project area in Goshen County, Wyoming.  This was a one-off sale and is not expected to be repeated again in the foreseeable future.

Impairment

Included in the loss for fiscal year ended June 30, 2012 is $635,464 of impairment expense of oil and gas properties compared to $nil for fiscal year ended June 30, 2011. $0.4 million of this impairment relates to the impairment of asset portion of the asset retirement obligation recognized following the drilling of four wells this year – Defender, Australia II, Gretel II and Spirit of America 1. The remaining $0.3 million of this impairment expense relates to our Davis Bintliff well in Brazoria County, Texas. This well is a gas well and its value has declined in line with the recent decline witnessed in natural gas prices. The well continues to produce natural gas in line with our expected production decline curve.

Exploration expenditures

Exploration expenditures increased significantly for the year ended June 30, 2012, to $30.6 million from $0.4 million for the year ended June 30, 2011. We wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of poor drilling results from two wells in the Roosevelt Project. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations as a dry hole cost associated with drilling the Spirit of America I well in our Hawk Springs Project. Operational difficulties were encountered while drilling this well, and it failed to meet its target. In addition, $0.3 million was capitalized in relation to preliminary work performed on wells now unlikely to be drilled in the immediate future in our Hawk Springs Project. The remaining $0.6 million relates to other general exploration expenditure on our two main exploration projects – Hawk Springs and Roosevelt.

Lease operating expenses

Lease operating expenses increased from $1.6 million for fiscal year 2011 to $2.8 million in fiscal year 2012.  This increase is primarily the result of increased activity.  Lease operating expense per BOE increased significantly from $8.34 for fiscal year 2011 to $14.59 for fiscal year 2012.  As we are not the operator of our material producing fields, these costs are largely beyond control. The production environment in our North Stockyard field is also extremely harsh with high salt levels in the produced water. This leads to high water disposal costs and increased repairs and maintenance cost for the pumping equipment. The operator of the field has indicated they intend to drill a salt water disposal well during the coming months, which would likely lead to a decrease in the current level of produced water disposal costs. Our production taxes also increased from $5.81 per BOE for fiscal year 2011 to $7.79 per BOE for fiscal year 2012.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense increased from $1.8 million for fiscal year 2011 to $2.8 million in fiscal year 2012.  This was a result of increased activity during the current year. Depreciation and depletion per BOE for fiscal year 2012 increased to $21.71 compared to $16.02 for fiscal year 2011.

General and administrative expense

General and administrative expense decreased from the year ended June 30, 2011 to the year ended June 30, 2012 from $8.6 million to $7.9 million. Included within general and administrative expenditure is share based payments of $1.2 million for fiscal year 2012 compared to $2.2 million for fiscal year 2011.  This decrease is associated with the expensing of the fair value of options granted to all staff and executives during 2011. Also in 2011, $0.5 million of cash bonus payments were made spread across all employees for the year ended June 30, 2011 following the successful sale of some of our Hawk Springs acreage. Bonuses of $0.5 million were expensed in the current year following the achievement of certain performance criteria, including $0.1 million relating to the bonus period from January 1, 2012 to June 30, 2012 which has not been paid at year end.

Other administrative costs also increased following increased activity, including investor relations, travel, legal and audit expenses, from $1.8 million for the year ended June 30, 2011 to $2.2 million for the year ended June 30, 2012.

Income tax expense benefit

We recorded an income tax benefit from continuing operations of $4.6 million in fiscal 2012 compared to $14.7 million expense in the prior year. In the prior year income tax expense from continuing operations has been reduced by $7.9 million, as result of the income tax benefit recognized in discontinued operations.

The income tax benefit recognized in the current year is due to the carry back of certain expenditures incurred in the current year to the prior year income tax paid.

Discontinued operations

We recorded a gain from discontinued operations of $2.7 million for the fiscal year ended June 30, 2011 compared to a loss from discontinued operations of $nil for the fiscal year ended June 30, 2012, net of income tax. The discontinued operations for 2011 consist of our working interests in the Jonah and Lookout Wash fields in Carbon and Sublette Counties, Wyoming.  These operations were sold in March 2011.  We recognized an income tax benefit of $7.9 million in relation to this sale which will reduce our income tax expense. We also recognized a net loss on the sale of these assets of $5.4 million in the prior year, which is included in the total loss from discontinued operations.

Comparison of Year Ended June 30, 2011 to year ended June 30, 2010

	Year ended
Item	June 30, 2011	June 30, 2010	Variance	% Change
Continuing Operations
Oil and gas revenues	$5,968,776	$2,891,937	$3,076,839	106%
Interest income	368,251	24,318	343,933	1414%
Gain sale of exploration acreage	73,199,687	-	73,199,687	0%
Other income	2,245	58,929	(56,684)	-96%
Lease operating expense	(1,678,510)	(908,283)	(770,227)	85%
Depletion, depreciation and amortization	(1,832,558)	(1,160,385)	(672,173)	58%
Impairment of oil and gas properties	-	(71,151)	71,151	-100%
Exploration and evaluation expenditure	(404,031)	(1,569,455)	1,165,424	-74%
General and administrative cost	(8,561,734)	(3,300,233)	(5,261,501)	-159%
Interest expense, net of capitalized costs	(930,747)	(1,450,134)	519,387	-36%
Income tax (expense)/benefit	(14,695,544)	-	(14,695,544)	0%
Loss from discontinued operations	2,712,387	(18,679,899)	21,392,286	-115%
Net income/(loss)	$54,148,222	$(24,164,356)	$78,312,578	-324%

Net income (loss)

The result for the fiscal year ended June 30, 2011 was a net profit attributable to shareholders, after income tax, of $54.1 million, compared to a net loss attributable to shareholders, after income tax, of $24.1 million for the year ended June 30, 2010.  The net income in 2011 was due to the sale of acreage in Goshen County, Wyoming in September and October 2010 for net profit of $73.2 million. This was a one off sale and a transaction of this nature and magnitude is not expected to be repeated in the immediate future.

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2010 to the year ended June 30, 2011, from $2.9 million to $5.9 million.  The increase was a result of a combination of an increase in oil production for the year and an increase in the average oil price realized. The average oil sale price received increased from $67.50 per barrel for the year ended June 30, 2010 to $79.43 per barrel for the year ended June 30, 2011.  In addition oil production increased from 30,719 Bbls for the year ended June 30, 2010 to 64,405 Bbls for the year ended June 30, 2011 inclusive of properties included within discontinued operations.

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

Gain on sale of exploration acreage

Sale of exploration acreage increased from $nil for the year ended June 30, 2010 to $73.2 million for the year ended June 30, 2011.  This was the result of our sale of exploration acreage in Hawk Springs Project area in Goshen County, Wyoming for a net profit of $73.2 million.  This was a one off sale and a transaction of this nature and magnitude is not expected to be repeated again in the immediate future.

Impairment

Included in the loss for fiscal year ended June 30, 2010 is $71,151 of impairment expense of oil and gas properties compared to $nil for fiscal year ended June 30, 2011.

Exploration expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2011, to $0.4 million from $1.6 million for the year ended June 30, 2010. In the current year, we have primarily expensed monies on rental payments associated with keeping our leases current in our Hawk Springs Project area. Expenditure in fiscal year 2010 primarily related to monies expended drilling the Ripsaw Prospect ($0.8 million) in Texas, as well as rental expenses. The Ripsaw well was a dry hole and all costs were immediately expensed.

Lease operating expenses

Lease operating expenses increased from $0.9 million for fiscal year 2010 to $1.6 million in fiscal year 2011.  This increase was primarily the result of increased activity following the completion of three new wells in our North Stockyard Field, North Dakota.  Lease operating expense per BOE increased the most significantly from $6.70 for fiscal year 2010 to $8.34 year for fiscal 2011.  As we are not the operator of our material producing fields, these costs are largely beyond control.  We have noted that costs have generally been increasing, particularly in North Dakota, due to the increased activity in the field. Our production taxes increased slightly from $4.92 for fiscal 2010 to $5.81 per BOE for the fiscal year 2011.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense increased from $1.1 million for fiscal year 2010 to $1.8 million in fiscal year 2011.  This was a result of increased activity during the year ended June 30, 2011. Depreciation and depletion per BOE for fiscal year 2011 stayed consistent at $16.02 compared to $16.87 for fiscal year 2010.

General and administrative expense

General and administrative expense increased from the year ended June 30, 2010 to the year ended June 30, 2011 from $3.3 million to $8.6 million. Included within general and administrative expenditure is share based payments of $2.2 million for fiscal year 2011 compared to $119,890 for fiscal year 2010.  This increase is associated with the expensing of the fair value of options granted to all staff and executives during 2011. $500,000 of cash bonus payments were made, spread across all employees for the year ended June 30, 2011 compared to nil for year ended June 30, 2010, following the successful sale of some of our Hawk Springs acreage. All employees were also given a pay increase effective January 1, 2011 which combined with the bonus payment, increased employee benefits costs from $1.1 million to $2.7 million.

Other administrative costs also increased following increased activity, including investor relations, travel, legal and audit expenses, from $1.0 million for the year ended June 30, 2010 to $1.85 million for the year ended June 30, 2011.

Interest expense

Interest expense decreased from $1.5 million for the year ended June 30, 2010 to $0.9 million for the year ended June 30, 2011.  We repaid the outstanding balance of our loan facility during the fiscal year ended June 30, 2011, which in turn reduced the interest expense.

Income tax expense benefit

We recorded an income tax expense on continuing operations of $14.6 million in fiscal 2011 compared to $nil in the year ended June 30, 2010. In addition income tax expense from continuing and discounted operations has been reduced by $7.9 million as result of the income tax benefit recognized in discontinued operations.  The income tax expense is driven by the profit we made on the sale of our exploration acreage in Goshen County, Wyoming.

Discontinued operations

We recorded a gain from discontinued operations of $2.7 million for the fiscal year ended June 30, 2011 compared to a loss from discontinued operations of $18.7 million for the fiscal year ended June 30, 2010, net of income tax. The discontinued operations for fiscal 2011 consisted of our working interests in the Jonah and Lookout Wash fields in Carbon and Sublette Counties, Wyoming which were sold in March 2011.  We recognized an income tax benefit of $7.9 million in relation to this sale, which reduced our income tax expense. We recognized impairment losses of $19.0 million for the year ended June 30, 2010 compared to nil for the year ended June 30, 2011 following decreases in the price of natural gas. These impairment losses were the main reason for the significant loss from discontinued operations in fiscal 2010 compared to fiscal 2011 when no impairment was recorded.  We also recognized a net loss on the sale of these assets of $5.4 million in the fiscal year ended Jun 30, 2011, which is included in the total loss from discontinued operations.

Liquidity and Capital Resources

Cash Flows

	Year ended June 30
	2012	2011	2010
Cash provided by (used in) operating activities	$2,820,481	$(10,509,390)	$(1,210,080)
Cash provided by (used in) investing activities	(42,732,283)	69,438,106	(5,834,554)
Cash provided by (used in) financing activities	632,101	(7,661,155)	11,271,787

Capital Resources and Requirements

During the fiscal year ended June 30, 2012, our main source of liquidity was current cash and cash flow from our producing properties.

Our capital expenditure budget for the year ending June 30, 2013 is estimated at $17 million. We plan to deploy that amount:

i.	drilling two infill PUD locations at our North Stockyard property in North Dakota;
ii.	funding our share of a 3D seismic survey over our recently acreage in our South Prairie Project; and
iii.	drilling an additional well in our Roosevelt Project, in Montana.

We also have a rig commitment, expected to commence in November 2012, the total commitment over 18 months is $14.2 million. This is described in footnote 4 to the “Commitments and Contingencies – Contractual Obligations” table below.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. There is no guarantee that we will be able to fund all of the planned expenditure from our existing working capital or be able to raise the funds through the debt or equity markets.

During the few years prior to the fiscal year ended June 30, 2011, our primary sources of liquidity were (i) equity sales (we have had a shelf registration statement on file with the U.S. Securities and Exchange Commission which enables us to issue debt and equity securities from time to time), and (ii) a loan facility with Macquarie Bank Limited (which we repaid in full on May 30, 2011).

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during the fiscal year ending June 30, 2013 as well. As we continue to grow, we are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional productive reserves.

During the fiscal year ended June 30, 2012, we spent $45.4 million on capital expenditures (including capitalized exploration expenditure). In our Roosevelt Project in Montana, $24.7 million was spent on drilling activity and $6.9 million was spent on acreage acquisition. In our Hawk Springs Project in Goshen County, Wyoming, we spent $10.0 million on drilling and $1.0 on acreage acquisition. We spent $2.3 million on our North Stockyard Project in Williams County, North Dakota.

Of this expenditure, we wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of the drilling results from two wells in the Roosevelt Project. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations as a dry hole cost associated with drilling a well in our Hawk Springs Project.

Approximately $7.3 million remains capitalized on the Roosevelt Project. Activity is continuing in this project during the year ending June 30, 2013 which will help to determine the ultimate viability of this project, which remains an exploratory project.

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

During the fiscal year ended June 30, 2012, 39,913,038 1.5 Australian cent warrants were exercised for net proceeds of $0.63 million to us. The warrants were previously issued as part of a public rights offering conducted in October 2009.

During the fiscal year ended June 30, 2011, 70,072,446 1.5 Australian cent warrants were exercised for net proceeds of $1.1 million to us. These warrants were also issued in the October 2009 public rights offering.

In addition, during the fiscal year ended June 30, 2011, 500,000 Australian 8 cent options were exercised for net proceeds of $42,216 to us.

Commitments and Contingencies

As of June 30, 2012 the aggregate amounts of contractually obligated payment commitments for the next five years were as follows:

Contractual obligations	Total	2013	2014	2015	2016	2017	Thereafter
Asset retirement obligations(1)	$808,572	$196,515	$406,227	$-	$-	$-	$205,830
Operating leases(2)	515,571	142,186	118,721	121,029	123,339	10,296	-
Capital lease obligations (3)	7,322	7,322	-	-	-	-	-
Rig Commitment (4)	14,235,000	6,326,666	7,908,334	-	-	-	-
Total	$15,566,465	$6,672,689	$8,433,282	$121,029	$123,339	$10,296	$205,829

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2012 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.
(2)	Operating leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.
(3)	This relates to the lease of motor vehicles.
(4)

This relates to the lease of Frontier Rig Number 24. The contract is for 18 months and is expected to commence November 1, 2012. The rig is a 1,500 horsepower, diesel electric rig equipped with a top drive. The rig is mounted on a box on box structure and capable of being skidded between wells on a single Eco Pad. The commitment over 18 months is approximately $14.2 million. The rig is a high quality rig and we have the right to sub-contract the rig to other parties.

Off-Balance Sheet Arrangements

At June 30, 2012, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

During the year ended June 30, 2012 we expensed $4.9 million in dry hole costs related to the drilling of our Sprit of America I well in our Hawk Springs project in Goshen County, Wyoming which failed to reach its target and $24.7 million in exploration expenditure written off in relation to poor drilling results from our Australia II and Gretel II wells in our Roosevelt project in Roosevelt County, Montana.

Carrying Value of Proved Undeveloped Reserves

Proved undeveloped reserves are expected to be recovered from new wells on undeveloped acreage, from deepening existing wells to a different reservoir or where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our proved undeveloped fields are approximately $10 million, though we may obtain additional financing or make other arrangements to develop these properties. Economic development is also heavily dependent upon future commodity prices and the activities of the operators of our properties.  As such, the timing of drilling and development activities depends upon a number of factors that are outside of our control. As at the date of this filing, we continue to expect that these fields will ultimately be developed by their operators and that the costs capitalized will be recoverable from future operations, but the timing of such development remains dependent on prevailing prices, particularly for those properties focused on natural gas.  Whenever oil and gas properties are developed, however, there is no assurance that there will not be future impairment of the costs incurred to drill the new wells.  The carrying value of proved undeveloped assets recorded in the Balance Sheet as at June 30, 2012 was $nil, however, as we have historically had proved undeveloped reserves. This is considered a critical accounting policy.

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

Capitalized Interest

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

No interest has been capitalized during the year ended June 30, 2012 as we did not have any outstanding debt, therefore incurred no interest.

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

Oil and Gas Disclosures

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) which amended existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules discussed above.  The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average and additional disclosure requirements. The amendments are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.  Application of the amended guidance resulted in changes to the prices used to determine proved reserves at June 30, 2010, 2011 and 2012, which did not result in significant changes to our oil and natural gas reserves.

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

Recently Issued Accounting Pronouncements

Fair Value Measurement . On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application is not permitted. With the exception of the disclosure requirements, the adoption of these changes is not expected to have a significant impact on our financial statements.

Presentation of Comprehensive Income .. On June 16, 2011, the FASB issued changes related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. These changes are intended to enhance comparability between entities that report under U.S. GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The new requirement is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of these changes will not have a material impact on our financial statements.

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

In order to protect the Company from uncertainty associated with oil and natural gas prices we entered into the following:

On November 13, 2009, we entered into derivative positions, which represent approximately 50% of our forecast gas production and 30% of our forecast oil production at the time we entered into the commodity derivative contracts. Following the sale of our interest in the Jonah and Lookout Wash properties our exposure to natural gas prices decreased significantly.  On July 6, 2011, we closed out the remaining gas derivative positions.  The termination of these positions resulted in Macquarie Bank Limited (the counter party to the hedges) paying us $36,500. The remaining oil derivative expired in December 2011. We currently have no hedging contracts outstanding.

Impact of a change in oil and gas prices for the year ended June 30, 2012

	$ value of impact on net loss		% value of impact on net loss
Increase of 10% in oil and gas prices	Decrease by	$837,344	decrease by	2.68%
Decrease of 10% in oil and gas prices	Increase by	$837,344	increase by	2.68%

Impact of a change in oil and gas prices for the year ended June 30, 2011

	$ value of impact on net profit		% value of impact on net profit
Increase of 10% in oil and gas prices	Increase by	$672,034	increase by	1.24%
Decrease of 10% in oil and gas prices	Decrease by	$672,034	decrease by	1.24%

Impact of a change in oil and gas prices for the year ended June 30, 2010

	$ value of impact on net loss		% value of impact on net loss
Increase of 10% in oil and gas prices	Decrease by	$508,807	decrease by	2.10%
Decrease of 10% in oil and gas prices	Increase by	$508,807	increase by	2.10%

Interest Rate Risk.   We have minimal interest rate risk as we have no debt and do not rely on cash from interest revenue as a source of capital.

Foreign Currency Risk.   As our assets, liabilities and financial transactions are primarily denominated in U.S. dollar, we changed our presentation currency during the prior year to U.S. dollar.  This has reduced the impact of fluctuations in the exchange rate on our financial statements and the foreign currency risk associated with our financial statements.  We do hold approximately $5,732,304, equivalent to A$5,625,421, in Australian dollars with the National Australia Bank in Australia.  These funds are in part used to pay Australian dollar expenses incurred by our office in Perth, Western Australia and are not expected to be repatriated to the United States in the foreseeable future. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these balances.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 51 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ” )) as of June 30, 2012. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.   There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is set forth in “Item 1 and 2—Business and Properties—Executive Officers.”

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2012 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 66.

Exhibits Number	Description

3	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20-F filed on July 6, 2007, as amended by Form 20-F/A).

4	Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6 filed on July 6, 2007).

10.1	Purchase and Sale Agreement between Samson Oil & Gas USA Inc. and Prima Exploration, Inc., Powder Morning, LLC, KAB Acquisition LLLP-IX, Morse Energy Partners II LLC, Apple Creek LLC, and Blackland Petroleum, LLC, dated March 24, 2011 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on September 13, 2011).

10.2	Lease Acquisition and Participation Agreement between Samson Oil and Gas USA Montana, Inc. and Fort Peck Energy Company, LLC, dated as of June 22, 2011 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on September 13, 2011).

10.3	Purchase and Sale Agreement between Samson Oil & Gas USA Inc. and Chesapeake Exploration, L.L.C. dated June 23, 2010 and Amendments dated July 26, 2010 and September 1, 2010 (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 20-F filed on December 17, 2010).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2011).

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2011).

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2011)

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2011)

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2011)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011)

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99	Report of Ryder Scott Company, L.P. Regarding the Registrant’s Reserves as of June 30, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 13, 2012

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 13, 2012
Terence Barr

/s/Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 13, 2012
Robyn Lamont

/s/Victor Rudenno	Director	September 13, 2012
Victor Rudenno

/s/Keith Skipper	Director	September 13, 2012
Keith Skipper

/s/DeAnn Craig	Director	September 13, 2012
DeAnn Craig

50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Samson Oil & Gas Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and its subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits which were integrated audits in 2012 and 2011. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Denver, Colorado

September 13, 2012

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,845,894	$58,448,477

Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	1,288,159	1,696,696
Prepayments	344,108	592,805
Pipe inventory – held by third party	78,944	489,526
Income tax receivable	4,347,456	2,578,870
Derivative instruments	-	22,268
Total current assets	24,904,561	63,828,642
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment	13,890,380	13,862,510

Other property and equipment, net of accumulated depreciation and amortization of $252,254 and $192,138 at June 30, 2012 and June 2011, respectively	448,061	352,264
Net property, plant and equipment	14,338,441	14,214,774
OTHER ASSETS
Undeveloped capitalized acreage	10,017,287	2,157,455
Capitalized exploration expense	6,362,989	1,190,283
Other	99,961	206,678
TOTAL ASSETS	$55,723,239	$81,597,832
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,269,748	$1,545,025
Accrued liabilities	1,229,982	1,698,458
Provision for annual leave	234,536	161,891
Total current liabilities	6,734,266	3,405,374
Capitalized lease	7,322	29,769
Asset retirement obligations	808,572	236,024
Total liabilities	7,550,160	3,671,167
STOCKHOLDERS’ EQUITY – nil par value

Common stock, 1,771,891,827 (equivalent to 88,594,591 ADRs) and 1,732,043,789 (equivalent to 86,602,189 ADRs) shares issued and outstanding at June 30, 2012 and 2011, respectively)	83,467,987	81,668,085
Other comprehensive income	2,772,758	3,089,795
Retained earnings (accumulated deficit)	(38,067,666)	(6,831,215)
Total stockholders’ equity	48,173,079	77,926,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,723,239	$81,597,832

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 30
	2012	2011	2010
REVENUES AND OTHER INCOME:
Oil sales	$7,352,494	$5,038,446	$1,956,193
Gas sales	1,020,945	930,330	915,086
Other liquids	12,360	–	20,658
Interest income	355,357	368,251	24,318
Gain on sale of exploration acreage	-	73,199,687	–
Other	58,598	2,245	58,929
TOTAL REVENUE AND OTHER INCOME	8,799,754	79,538,959	2,975,184

EXPENSES:
Lease operating expense	(2,789,902)	(1,678,510)	(908,283)
Depletion, depreciation and amortization	(2,776,005)	(1,832,558)	(1,160,385)
Impairment of oil and natural gas properties	(635,464)	–	(71,151)
Exploration and evaluation expenditure	(30,559,458)	(404,031)	(1,569,455)
Accretion of asset retirement obligations	(23,603)	(23,909)	(26,196)
General and administrative	(7,880,966)	(8,561,734)	(3,300,233)
Interest expense, net of capitalized costs	-	(906,838)	(1,423,938)
TOTAL EXPENSES	(44,665,398)	(13,407,580)	(8,459,641)
Income (loss) from continuing operations	(35,865,644)	66,131,379	(5,484,457)
Income tax (provision)/ benefit	4,629,193	(14,695,544)	–
Earnings from continuing operations	(31,236,451)	51,435,835	(5,484,457)
Total income (loss) from discontinued operations, net of income taxes	-	2,712,387	(18,679,899)
Net income (loss)	$(31,236,451)	$54,148,222	$(24,164,356)
Net earnings per common share from continuing operations:
Basic – cents per share	(1.78)	3.06	(0.56)
Diluted – cents per share	(1.78)	2.61	(0.56)

Net earnings per common share from discontinued operations:
Basic – cents per share	-	0.16	(1.91)
Diluted – cents per share	-	0.14	(1.91)

Weighted average common shares outstanding:
Basic	1,752,408,357	1,680,247,878	978,983,187
Diluted	1,752,408,357	1,968,053,691	978,983,187

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Retained	Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Income (Loss)	Total Equity
Balance at July 1, 2009	$58,385,643	(36,815,081)	1,889,381	23,459,943
Net Income (loss)	-	(24,164,356)	-	(24,164,356)
Foreign currency translation	-	-	(52,733)	(52,733)
Total comprehensive income/(loss) for the period	-	(24,164,356)	(52,733)	(24,217,089)
Stock based compensation	120,545	-	-	120,545
Issue of share capital	21,227,372	-	-	21,227,372
Share issue costs	(1,599,866)	-	-	(1,599,866)
Balance at June 30, 2010	$78,133,694	$(60,979,437)	$1,836,648	$18,990,905
Net Income (loss)	-	54,148,222	-	54,148,222
Foreign currency translation	-	–	1,253,147	1,253,147
Total comprehensive income/(loss) for the period	-	54,148,222	1,253,147	55,401,369
Share based payment	150,617			150,617
Stock based compensation	2,322,860	-	-	2,322,860
Issue of share capital	1,098,028	-	-	1,098,028
Share issue costs	(37,114)	-	-	(37,114)
Balance at June 30, 2011	$81,668,085	$(6,831,215)	$3,089,795	$77,926,665
Net Income (loss)	-	(31,236,451)		(31,236,451)
Foreign currency translation	-	-	(317,037)	(317,037)
Total comprehensive income/(loss) for the period	-	(31,236,451)	(317,037)	(31,553,488)
Stock based compensation	1,167,801	-	-	1,167,801
Issue of share capital	632,101	-	-	632,101
Balance at June 30, 2012	$83,467,987	$(38,067,666)	$2,772,758	$48,173,079

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Consolidated Entity
	2012	2011	2010
Cash flows from operating activities
Receipts from customers	$8,778,983	$6,281,825	$5,022,548
Cash received from commodity derivative financial instruments	38,508	152,171	34,435
Payments to suppliers & employees	(9,296,930)	(7,073,109)	(4,978,917)
Interest received	355,945	368,251	24,234
Interest paid	-	(878,528)	(1,312,380)
Income taxes paid	2,943,975	(9,360,000)	-
Net cash flows provided by /(used) in operating activities	2,820,481	(10,509,390)	(1,210,080)
Cash flows from investing activities
Proceeds from sale of listed shares	-	49,040	65,156
Proceeds from sale of exploration acreage	-	73,199,687	-
Proceeds from sale of oil and gas properties	-	6,262,374	-
Payments for plant & equipment	(189,599)	(280,663)	-
Payments for exploration and evaluation	(39,987,483)	(3,751,769)	(1,569,456)
Payments for oil and gas properties	(2,555,201)	(6,040,563)	(4,330,254)
Net cash flows provided by /(used in) investing activities	(42,732,283)	69,438,106	(5,834,554)
Cash flows from financing activities
Proceeds from issue of share capital	632,101	3,969,374	18,326,542
Repayment of borrowings	-	(11,386,247)	(5,673,753)
Payments for costs associated with capital raising	-	(244,282)	(1,381,002)
Net cash flows (used in)/ provided by financing activities	632,101	(7,661,155)	11,271,787
Net increase/(decrease) in cash and cash equivalents	(39,279,701)	51,267,561	4,227,153

Cash and cash equivalents at the beginning of the financial year	58,448,477	5,885,735	1,522,632
Effects of exchange rate changes on cash and cash equivalents	(322,882)	1,295,181	135,950
Cash and cash equivalents at end of year	$18,845,894	$58,448,477	$5,885,735

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2012 or 2011.

Other income primarily includes amounts from derivative contracts and interest from cash held.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

For the purposes of the Cash Flow Statement, cash and cash equivalents consist of cash and cash equivalents as defined above. Bank overdrafts are included within borrowings in current liabilities on the balance sheet.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2012	2011
Oil and natural gas sales related	$860,749	$1,265,222
Cost recovery from JV partner	379,130	387,448
Other	48,280	44,026

Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2012 and 2011	$1,288,159	$1,696,696

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

The cost recovery from JV partner relates to the JV partner’ s share of seismic acquisition costs incurred during the prior year. This was collected in September 2011. No such activity was performed in the current year.

Inventories. Inventories are comprised of tubular goods and well equipment held by a third party. All inventory balances are carried at lower of average cost or market.

Accruals.   The components of accrued liabilities for the years ended June 30, 2012 and 2011 are as follows:

	2012	2011
Bonus Accrual	133,168	389,000
Other accruals	1,096,814	1,309,458
	$1,229,982	$1,698,458

The bonus accrual for June 30, 2012 is $133,168 and has been determined from meeting a number of targets as set forth by the Board of Directors and Compensation Committee.

The payables at June 30, 2011 relate to an accrual for the Company ’ s bonus plan. A bonus structure was in place for the calendar year 2011 for all employees.  The bonus is payable dependent on the movement in the volume weighted average share price (from trades on the Australian Securities Exchange and NYSE MKT, adjusted for the impact of foreign exchange) from December 2010 compared to December 2011.  No bonus is payable if the share price decreases from December 2010 or does not increase above 25%.  The maximum bonus is payable if the share price increases by 100% from December 2010 to December 2011.  A total bonus of $1,353,170 may be paid if the combined volume weighted average share price during December 2011, as calculated on individual trades across both exchanges is greater than 100% of 6.3 cents (AUD). This was the volume weighted average price calculated in December 2010 based on individual trades on the ASX and NYSE MKT.  The values of trades on the NYSE MKT were translated to AUD based on the exchange rate on each trading day in December from the Reserve Bank of Australia website.  Because the calculation of the bonus is correlated to the change in the Company’s stock price, we have accounted for the plan under ASC 718. The awards have been fair-valued through the use of a binomial pricing model and recorded as a liability as of June 30, 2011. A bonus of $0.8 million was paid in relation to this bonus in February 2012.

Oil and Natural Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2012	2011
Proved properties	$25,785,108	$22,872,355
Lease and well equipment	4,217,803	3,745,698
Less accumulated depreciation, depletion and impairment	(16,112,531)	(12,755,543)
	$13,890,380	$13,862,510

Undeveloped acreage	$10,017,287	$2,157,455

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

We have capitalized leasehold acreage in relation to our Hawk Springs project in Goshen County, Wyoming and Roosevelt Project in Roosevelt County, Montana. We will continue to carry the cost of this acreage in our Balance Sheet until such time as we do not believe it is recoverable through sale or development.

Capitalized interest

Interest capitalization begins at the acquisition date and continues as long as development activities to prepare the asset for intended use are ongoing. No interest has been capitalized during the year ended June 30, 2012 as we did not have any outstanding debt, therefore incurred no interest.

During fiscal year 2011 the Company capitalized interest on two wells being drilled in its North Stockyard field as significant delays were incurred in commencing production from these wells following delays in sourcing fracture stimulation crews and equipment by the operator of the field. Interest capitalization on acquisition costs will depend on whether or not development activities are continuing and whether or not the Company incurs external debt expense. Interest was capitalized from July 2010 through March 2011, when the related wells commenced production. The Company repaid its loan balance in full in May 2011 (See Note 3). Interest capitalization ceases when the well commences production.  Capitalized interest is added to the depreciable base of the assets and is expensed on a units-of-production basis over the life of the respective project.

In the financial year ended June 30, 2011, interest costs of $74,466 were capitalized to two wells drilled in the North Stockyard field.

Exploration written off, including dry hole expenses

During the fiscal year ended June 30, 2012 we drilled Spirit of America 1 in our Hawk Springs project in Goshen County, Wyoming. Numerous operational difficulties were encountered when drilling this well and it ultimately failed to reach its target. The Company wrote off $4.9 million in relation to this well and recorded it as exploration and evaluation expenditure on the Statement of Operations. No dry hole costs were incurred during the year ended June 30, 2011.

During the fiscal year ended June 30, 2012 we also wrote off $24.7 million in exploration expense as a result of poor drilling results in relation to our the two exploratory wells – Australia II and Gretel II drilled in our Roosevelt Project in Roosevelt County, Montana. Although these wells maybe productive in the future, we do not believe we will recover the costs incurred to drill them and have therefore written them off.

Capitalized exploration expenditure was $36.7 million prior to the $30.3 million written off in the fiscal year ended June 30, 2012. This resulted in an ending capitalized exploration expenditure of $6.4 million.

Impairment

We recorded impairment charges of $0.6 million, $nil and $0.07 million for the years ended June 30, 2012, 2011 and 2010 respectively.  The charges in the current year were related in part to a decrease in value of our Davis Bintliff well in Brazoria County, Texas. This well is a gas well and has declined value in line with the decline in the natural gas price. It continues to perform in line with our forecast decline curve. Other impairment has been recorded in relation to the asset value of our asset retirement obligation in relation to new exploratory wells drilled this year – Defender, Spirit of America I, Australia II and Gretel II.

The charges in 2010 were primarily as a result of decreases in commodity prices, in particular natural gas seen in recent years.

Other Property and Equipment.

Other property and equipment, which includes leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight–line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 was $90,015, $50,532 and $65,387, respectively.

Other property and equipment consists of the following at June 30:

	2012	2011

Furniture, fittings and equipment	$700,315	$544,402
Less accumulated depreciation	(252,254)	(192,138)
	$448,061	$352,264

Derivative Financial Instruments.   The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. All of the Company's derivative counterparties are commercial banks that were previously parties to its revolving credit facility. The Company has elected not to apply hedge accounting to any of its derivative transactions and consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges. The Company had no oil and gas hedges in place as at June 30, 2012.

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

Earnings Per Share.   Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stock by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net earnings (loss) by the weighted average number of shares outstanding including all potentially dilutive common shares (unexercised stock options). In the event of a net loss, no potential common shares are included in the calculation of shares outstanding since the impact would be anti-dilutive .  The Company's unexercised stock options do not contain rights to dividends. When the Company records a net loss, none of the loss is allocated to the unexercised stock options since the securities are not obligated to share in Company losses. Consequently, in periods of net loss, outstanding options will have no dilutive impact to the Company’s basic earnings per share.

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and warrants, for the periods presented:

	Year ended June 30,
	2012	2011	2010
Dilutive	-	325,033,863	-
Anti–dilutive	289,942,436	8,379,077	349,435,766

The following tables set forth the calculation of basic and diluted earnings per share for continuing and discounted operations:

Continuing operations	Year ended June 30,
	2012	2011	2010
Net income (loss) from continuing operations	$(31,236,451)	$51,435,835	$(5,484,457)

Basic weighted average common shares outstanding	1,752,408,357	1,680,247,878	978,983,187
Add: dilutive effect of stock options	-	261,317,567	-
Add: bonus element for rights issue	-	26,488,246	-
Diluted weighted average common shares outstanding	1,752,408,357	1,968,053,691	978,983,187
Basic earnings per common share – cents per share	(1.78)	3.06	(0.56)
Diluted earnings per common share – cents per share	(1.78)	2.61	(0.56)

Discontinued operations	Year ended June 30,
	2012	2011	2010
Net income (loss) from discontinued operations	$-	$2,712,387	$(18,679,899)

Basic weighted average common shares outstanding	-	1,680,247,878	978,983,187
Add: dilutive effect of stock options	-	261,317,567	-
Add: bonus element for rights issue	-	26,488,246	-
Diluted weighted average common shares outstanding	-	1,968,053,691	978,983,187
Basic earnings per common share – cents per share	-	0.16	(1.91)
Diluted earnings per common share – cents per share	-	0.14	(1.91)

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

Foreign Currency Translation.   The functional currency of Samson Oil & Gas Limited (Parent Entity) is Australian dollars, the reason for this being the majority of cash flows of the Parent Entity are denominated in Australia dollars. The functional and presentation currency of Samson Oil & Gas USA, Inc (subsidiary) is U.S dollars. The presentation currency of the Company is U.S. dollars. Each entity within the Company determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency.

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

Translation differences on assets and liabilities carried at fair value are reported as part of the fair value gain or loss.  Translation differences on non-monetary assets and liabilities are recognized in other comprehensive income .

Impact of Recently Adopted Accounting Standards.   In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010–06, ‘‘Improving Disclosures about Fair Value Measurements’’ The ASU amends previously issued authoritative guidance, requires new disclosures, and clarifies existing disclosures. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and was adopted by the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of these disclosure requirements is not expected to have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements.

Fair Value Measurement . On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board ("IASB") on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. Early application is not permitted. With the exception of the disclosure requirements, the adoption of these changes is not expected to have a significant impact on our financial statements.

Presentation of Comprehensive Income . On June 16, 2011, the FASB issued changes related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. These changes are intended to enhance comparability between entities that report under U.S. GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The new requirement is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of these changes will not have a material impact on our financial statements.

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

Earnings from discontinued operations, net of income tax, on the accompanying Consolidated Statement of Operations is comprised of the following:

	For the year ended June 30,
	2011	2010
Sales of oil and gas	$751,566	$2,196,140
Lease operating expense	(336,965)	(759,322)
Depletion, amortization and impairment	(329,573)	(20,298,431)
Realized derivative commodity gains	152,171	34,435

Unrealized commodity derivative (losses)/ gains for changes in fair value	(24,557)	147,279
(Loss) on sale of asset	(5,411,466)	-
(Loss)/Earnings from discontinued operations, before income taxes	(5,198,824)	(18,679,899)
Provision for income tax benefit	7,911,211	-
Earnings from discontinued operations, net of income taxes	2,712,387	(18,679,899)

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

During the year ended June 30, 2011 commodity derivative losses (gains) were allocated to discontinued operations in the Statement of Operations. During the year ended June 30, 2012 commodity derivative losses (gains) were allocated to other revenue.

The Balance Sheet classification of the derivative instruments are as follows:

Balance Sheet Classification	June 30, 2012	June 30, 2011
	Derivative Assets	Derivative Assets

Current assets - derivative instruments	$-	$22,268

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

	Oil (NYMEX WTI)		Natural Gas (NYMEX Henry Hub)		Natural Gas (CIG)
	Average Barrels/month	Prices per Bbl	Average MMBtu/month	Prices per MMBtu	Average MMBtu/month	Weighted Avg. Prices per MMBtu
January 1, 2009 –December 31, 2011: Collars	857	$60.00-$102.90	5,005	$4.75-$6.15	17,635	$ 4.25-$5.80

These terms of these derivative arrangements are in line with Master International Swaps and Derivatives Agreement.

The fair value of these derivative instruments is recorded in the current year balance sheet as a current or noncurrent asset depending on the maturity date of the collars.  They have been valued by the Company with reference to the forward curve for the Colorado Interstate Gas price, Henry Hub Gas price or West Texas Intermediate for oil, for the relevant time period.  Any movement in its fair value is taken directly to the profit and loss.  At June 30, 2012 the instruments were a net asset valued at $nil (2011: asset of $22,268).

Following the sale of our interest in the Jonah and Lookout Wash properties our exposure to natural gas prices decreased significantly.  On July 6, 2011, we closed out the remaining gas derivative positions.  The termination of these positions resulted in Macquarie Bank Limited (the counter party to the hedges) paying us $36,500 in July 2011. The remaining oil hedges expired during the year and we do not currently have any hedging in place.

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

During the year ended June 30, 2010 the Company had entered into commodity derivative contracts with Macquarie Bank Limited covering both the oil and gas production of the Consolidated Entity.

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

These hedges have all expired.

At 30 June 2012 if the price of natural gas and oil, as determined by the price at Colorado Interstate Gas price point and at Nymex, had moved, as illustrated in the table below (estimated from historical movements), with all other variables held constant, the impact would be:

	$ value of impact on result
	Higher/(lower)
	2012	2011
Consolidated
Gas price + 10%	$102,095	$152,169
Gas price – 20%	$(204,189)	$(304,338)

	$ value of impact on result
	Higher/(lower)
	2012	2011
Consolidated
Oil price + 10%	$735,249	$510,628
Oil price – 20%	$(1,470,499)	$(1,021,256)

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2012.

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Cash and cash equivalents	$18,845,894	$-	$-	$18,845,894

	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Cash and cash equivalents	$58,448,477	$-	$-	$58,448,477
Commodity derivative contracts	-	22,268	-	22,268

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Cash and cash equivalents The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank. Due to the short term nature of cash and cash equivalents, the carrying value of all balances represents fair value.

Commodity Derivative Contracts.   In the prior year, the Company’s commodity derivative instruments consisted of collar contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include a component of non-performance risk.

Fair Value of Financial Instruments.   The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, investments and derivatives (discussed above). The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short–term maturities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.   The Company also applies fair value accounting guidance to measure non–financial assets and liabilities such as business acquisitions, proved oil and gas properties, and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. These items are primarily valued using the present value of estimated future cash inflows and/or outflows. Given the unobservable nature of these inputs, they are deemed to be Level 3. During the year ended June 30, 2012 we have recognized impairment expense of approximately $0.7 million in relation to oil and gas properties.

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

5.	ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2012 and 2011:

	2012	2011
Asset retirement obligations at beginning of period	$236,024	$301,894
Liabilities incurred or acquired	548,945	22,935
Disposition of properties	-	(112,714)
Accretion expense	23,603	23,909
Asset retirement obligations at end of period	808,572	236,024

Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$808,572	$236,024

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

The increase in liabilities incurred ruing the period is a result of drilling Spirit of America I, Spirit of America II, Defender, Gretel II and Australia II.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2012	2011	2010
Current:
Federal	$(4,712,856)	$6,742,308	$-
State	83,663	42,025	3,159
	(4,629,193)	6,784,333	3,159
Deferred:
Federal	-	-	-
State	-	-	-
Less income tax benefit allocated to discontinued operations	-	(7,911,211)	-
Total income tax provision (benefit)	$(4,629,193)	$14,695,544	$3,159

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2012	2011	2010
Income tax expense (benefit) at federal statutory rate	$(10,759,693)	$18,281,307	$(7,246,178)
State income taxes	(460,051)	462,204	(172,470)
Other	(1,436,377)	3,480,237	(861,437)
Valuation allowance	8,026,928	(15,439,415)	8,283,244
	$(4,629,193)	$6,784,333	$3,159

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2012	2011
Deferred income tax assets:
Net operating losses	$4,940,710	$3,702,894
Note payable	2,023,467	1,990,142
Asset retirement obligation	293,974	84,398
Annual leave	60,460	-
Abandonment limitation	5,559,475	47,827
Accrued bonus	-	139,460
Charitable contributions	-	1,724
Share based compensation	500,844	-
Valuation allowance	(13,073,217)	(5,046,289)
Deferred income tax liabilities:
Commodity liability	-	(7,963)
Amortization - loan costs	-
Oil and gas property	(305,713)	(912,193)

Net deferred income tax assets (liabilities)	-	-
Net current deferred tax asset	-	-
Noncurrent deferred tax asset	$-	$-

The Company has tax losses carried forward arising in Australia of $9,553,496 (2011: $8,773,972).  The benefit of these losses of $2,866,049 (2011:$2,632,197) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $17,674,196 (2011: $5,242,426).  The current year utilization carried back to prior years, is approximately $12,431,770 (2011: $20,798,232) and future years are limited to an estimated $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005.  If not utilized, the tax net operating losses will expire during the period from 2010 to 2025.

The Company has recognized tax benefit of $4,629,193 for the year ended June 30, 2012 compared to expense of $6,784,333 in the prior year, before discontinued operations.

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $11,257,204 (2011: $19,790,456) of State carried forward tax losses, with expiry dates between June 2012 and June 2030.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

In assessing the realizeability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. As of the current year end, the company does not believe the realizeablity of the deferred tax assets to be more likely than not. As such, the company has a full valuation allowance offsetting the deferred tax asset.

The Company adopted the uncertainty provision of FASB ASC Topic 740, "Income Taxes" and has analyzed filing positions in all federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in this jurisdictions. Most uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company's effective tax rate in future periods. The state of North Dakota has opened an audit of the tax return for the year ending June 30, 2011. We have recorded a liability to reflect the potential exposure based on the issues being raised with regard to the sale of Wyoming proven and unproven properties. The Company anticipates that no additional uncertain tax positions will be recognized within the next twelve months. Our policy is to recognize any interest and penalties related to the unrecognized tax benefits in income tax expense. In our major tax jurisdictions, the earliest years remaining open to examination are as follows US - 6/30/1996 due to the usage of net operating losses from that period. If recognized, these uncertain tax positions would impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

	2012	2011

Total gross uncertain tax positions at beginning of year	$-	$-
Additions / Reductions for tax positions of prior years	-	-

Additions / Reductions for tax positions of current year	80,000	-
Reductions due to settlements with taxing authorities	-	-
Reductions due to lapse of statute of limitations	-	-

Total amount of gross uncertain tax positions at end of year	$80,000	$-

This amount has been recorded as an accrual in the Balance Sheet.

7.	CAPITAL STOCK CONTRIBUTED EQUITY

	Consolidated Entity
	2012	2011
1,772,456,827 ordinary fully paid shares including shares to be issued	$83,467,987	$81,668,085
(2011 – 1,732,043,789 ordinary fully paid shares including shares to be issued)

Movements in contributed equity for the year	2012		2011
	No. of shares	$	No. of shares	$
Opening balance	1,731,978,789	81,668,085	1,440,429,587	78,133,694
Capital raising (i)	-	-	214,414,880	-
Shares issued upon exercise of options (ii)	39,913,038	632,101	70,554,301	1,098,028
Share based payment (iii)	-	-	6,580,021	150,617
Stock based compensation (options issued)	-	1,167,801	-	2,322,860
Transaction costs incurred	-	-		(37,114)
Shares on issue at balance date	1,771,891,827	83,467,987	1,731,978,789	81,668,085

(i)

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

(ii)

During the course of the year the Company issue 39,913,038 (2011: 70,554,301) ordinary shares upon the exercise of 39,913,038 (2011: 70,554,301) options.

In the prior year the exercise price of 500,000 of these options was A$0.08 per share/US$0.084 per share (average price based on the exchange rate on the date of exercise) to raise US$42,216.

The exercise price of 39,913,038 (2011:70,054,301) of the options exercised was A$0.015 cents per share/US$0.015 cents per shares (average price based on the exchange rate on the date of exercise) (2011:A$0.015/US$0.015 cents per share) to raise U$632,101 (2011:US$1,055,812).

(iii)	During the year ended 30 June 2011, in conjunction with the reduction in salaries accepted by all employees and directors of the Company, the Company issued 6,580,021 shares to employees and directors. These shares were valued at the volume weighted average share price across the ASX and NYSE MKT for the period being compensated for being 1 October 2009 to 30 April 2010, being US$ 2.3 cents per share.

8.	CASH FLOW STATEMENT

	Year ended June 30,
	2012	2011	2010
Reconciliation of the net profit/(loss) after tax to the net cash flows from operations

Net profit/(loss) after tax	$(31,236,451)	$54,148,222	$(24,164,356)
Net (gain)/loss recognized on re-measurement to fair-value of investments held for trading	-	(5,494)	(46,681)
Depreciation of non-current assets	2,776,005	2,212,661	2,534,258
Foreign exchange loss	-	-	-
Share based payments	1,167,801	2,473,477	119,890
Interest expense	-	-	-
Exploration expenditure	30,559,458	404,031	1,569,455
Net (gain)/loss on fair value movement of fixed forward swaps	-	24,557	(147,279)
Impairment losses/(reversals) of oil and gas properties	635,464	-	19,061,095
Net gain on sale of assets	-	(67,788,222)	-

Changes in assets and liabilities:

(Increase)/decrease in receivables	(1,360,049)	(3,101,846)	(423,614)
Increase/(decrease) in employee benefits	72,645	53,386	25,728
Increase/(decrease) in payables	205,608	1,069,838	261,424
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$2,820,481	$(10,509,390)	$(1,210,080)

9.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note)

To convert June 30, 2012 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2012, 2011 and 2010 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 1.0191, 1.0739 and 0.8657 U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

During the prior year, the Company registered a Form S-8 with the Securities Exchange Commission.  The Form S-8 is a registration statement used by U.S. public companies to register securities to be offered pursuant to employee benefit plans; in this case the ordinary shares issuable and reserved for issuance underlying the options which may be issued pursuant to the Samson Oil & Gas Limited Stock Option Plan were registered.

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

Options issued during the year ended June 30, 2012

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

The fair value of each option granted was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the weighted average fair market value of options granted:

Share price at grant date (Australian cents)	14.0
Exercise price (Australian cents)	16.40
Time to expiry (years)	3.5
Risk free rate (%)	5.25
Share price volatility (%)	129.33
Dividend yield	Nil

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

Options issued during the year ended June 30, 2011

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

22,324,842 of these 1.5c options were exercised up to June 30, 2010. 70,072,446 have been exercised during the year ended June 30, 2011. 39,913,038 were exercised during the year ended June 30, 2012

On November 18, 2009, 1,000,000 options were granted to two non-executive directors.  These options have an exercise price of 20 cents and expiry date of November 30, 2013.  These options vested immediately.

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

On June 14, 2006, 8,500,000 options were issued to employees, directors and other parties not related to the Company.  These options vested immediately, had an exercise price of 45 cents and expired on May 31, 2011.  During the year June 30, 2009, 2,000,000 of these options expired following the resignation of the employee to which they were granted.  The remaining options expired unexercised on May 31, 2011.

At the end of the year there were 301,499,902 (2011: 333,412,940) unissued ordinary shares in respect of which options were outstanding. Option holders do not have any right by virtue of the option to participate in any share issue of the Company.

The Company recognized total share–based compensation which was recognized within general and administrative expense as follows:

	Year ended June 30
	U.S. Dollar
	2012	2011	2010
Share–based compensation expensed	$1,167,801	$2,473,477	$11,890

As of June 30, 2012, there was US$223,973 of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted–average period of one year.

See Note 1 for information on the Company’s bonus plan.

The following summarizes the Company’s stock option activity for the years ended June 30, 2012, 2011 and 2010 (all values in AUD unless otherwise noted):

71

	2012			2011		2010
			Aggregate
			Intrinsic
		Weighted	Value of		Weighted		Weighted
		Average	Options		Average		Average
		Exercise	cents		Exercise		Exercise
		Price – cents	(AUD)		Price – cents		Price – cents
	Number	(AUD)	(1)	Number	(AUD)	Number	(AUD)

Outstanding, start of period	333,412,940	0.033		349,485,386	0.03	31,095,765	0.34
Granted	8,000,000	0.16		61,000,000	0.08	357,931,151	0.015
Exercised	(39,913,038)	0.015		(70,572,446)	0.015	(22,324,842)	0.015
Cancelled/expired	-	-		(6,500,000)	0.45	(17,216,688)	0.31

Outstanding, end of period	301,499,902	0.04	0.01	333,412,940	0.033	349,485,386	0.03

Exercisable, end of period	288,166,570	0.05		312,079,606	0.03	349,485,386	0.03

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price at the Balance Date.

The aggregate intrinsic value of options exercised in 2012, 2011 and 2010 was AUD3,608,250, AUD5,458,053 and AUD324,507, respectively.

Additional information related to options outstanding at June 30, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life - years	Prices	Exercisable	Life	Prices
1.5 cents	224,620,825	0.50	0.015	224,620,825	0.50	0.015
8 cents	60,500,000	2.50	0.08	49,833,335	2.50	0.08
15.5 cents	4,000,000	3.33	0.155	4,000,000	3.33	0.155
16.4 cents	4,000,000	2.50	0.164	1,333,333	2.50	0.164
20 cents	1,000,000	1.42	0.2	1,000,000	1.42	0.2
25 cents	2,000,000	0.92	0.25	2,000,000	0.92	0.25
30 cents	5,379,077	0.33	0.3	5,379,077	0.33	0.3
	301,499,902			288,166,570

The following summarizes the Company’s unvested stock option award activity for the year ended June 30, 2012.

Non-vested stock options	Shares	Weighted– Average Grant–Date Fair Value
Non-vested at June 30, 2011	21,333,334
Granted	8,000,000	0.09
Vested	16,000,002	0.06
Forfeited	–
Non-vested at June 30, 2012	13,333,332	0.05

10.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2011 the Company paid $18,853 in legal fees to Minter Ellison, the employer of Neil Fearis (an alternative director to the Chairman).  The fees were charged on normal commercial terms. Neil Fearis ceased being an alternative director on July 1, 2011.

11.	COMMITMENTS

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2012, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $143,572 in 2013, $118,721 in 2014, $121,029 in 2015, $123,339 2016 and $nil thereafter. Net rent expense incurred for office space was $142,202, $132,425 and $212,715 in 2010, 2011 and 2012, respectively.

Rig commitments – The Company has entered into a drilling contract with Frontier Drilling. The contract is for Rig 24 and is an 18 month contract, expected to commence November 1, 2012. The rig is a 1,500 horsepower, diesel electric rig equipped with a top drive. The rig is mounted on a box on box structure and capable of being skidded between wells on a single Eco Pad. The commitment over 18 months is approximately $14.2 million. The rig is a high quality rig and we have the right to sub-contract the rig to other parties.

12.	CONTINGENCIES

There are no unrecorded contingent assets or liabilities in place for the Company at balance date (2011: Nil).

Samson may be subject to various other lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, and claims for underpayment of royalties, property damage claims and contract actions.

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

13. SUBSEQUENT EVENTS

In August 2012, we entered into a definitive agreement to participate in the exploration of an area within the Williston Basin. Pursuant to the agreement, we acquired a 25% working interest in 23,700 acres (net 5,952 acres) at a price of $266 per acre. The exploration opportunity is a conventional oil project that is adjacent to existing production from Mississippian aged reservoirs.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended June 30, 2012 and 2011 (except per share data):

	Three Months Ended
	June 30, 2012	March 31, 2012	Dec 31, 2011	Sep 30, 2011
Year ended June 30, 2012:
Revenues	$1,768,020	$2,387,735	$2,018,758	$2,625,241

Income (loss) from continuing – operations	(27,965,316)	(1,394,909)	(5,757,583)	(747,836)

Income (loss) from discontinued operations	-	-	-	-
Tax (expense)/benefit	2,915,259	832,371	693,385	188,178
Net income (loss)	(25,050,057)	(562,538)	(5,064,198)	(559,658)
Basic earnings per common share – cents per share	(1.43)	(0.03)	(0.29)	(0.03)
Diluted earnings per common share – cents per share	(1.43)	(0.03)	(0.29)	(0.03)

	Three Months Ended
	June 30, 2011	March 31, 2011	Dec 31, 2010	Sep 30, 2010
Year ended June 30, 2011:
Revenues	$2,129,310	$1,543,762	$5,173,534	$70,692,353

Income (loss) from continuing operations	(11,787)	(1,872,647)	(795,197)	68,811,010

Income (loss) from discontinued operations	25,105	2,475,517	(6,469)	218,234
Tax (expense)/benefit	14,976	403,739	95,781	(15,210,040)
Net income (loss)	28,294	1,006,609	(705,885)	53,819,204

Basic loss per common share – cents per share	0.12	(0.09)	(0.04)	3.23
Diluted earnings per common share – cents per share	0.02	(0.09)	(0.04)	2.73

15.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

The Company adopted the requirements of ASC 932 for the year ended June 30, 2010.  The impact of the adoption of this standard was not practical to estimate.

Oil and Gas Reserves

The information set forth below regarding the Company’s oil and gas reserves, for the year ended June 30, 2012, 2011 and 2010 was prepared by Ryder Scott Company L.P., an independent reserve engineering firm. The CEO reviews all reserve reports. All reserves are located within the continental United States.

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

Capitalized Costs of Oil and Natural Gas Properties

	As of June 30,
	2012	2011	2010
Oil and gas properties – subject to amortization	$25,785,108	$22,872,355	$42,845,931
Unproved properties (1)	-	-	10,469,072
Lease and well equipment	4,217,803	3,745,698	3,880,363
Total capitalized costs	30,002,911	26,618,053	57,195,366
Accumulated depreciation, depletion and amortization	(10,488,529)	(7,767,005)	(13,026,187)
Impairment	(5,624,002)	(4,988,538)	(23,988,321)
Net capitalized costs	$13,890,380	$13,862,510	$20,180,858

(1)	Unevaluated costs represent amounts the Company excludes from the amortization base until proved reserves are established or impairment is determined. $268,171 was transferred to proved properties during the year ended June 30, 2011. The remaining $10,200,901 were sold during the year ended June 30, 2011 as part of the sale of the Jonah and Look Out Wash fields.

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2012	2011	2010
Property acquisition
Proved properties	$2,912,753	$6,309,640	$2,179,831
Unproved properties	-	-	16,549
Lease and well equipment	472,105	1,247,939	741,975
Exploration costs	5,172,707	1,190,283	-
Undeveloped capitalized acreage	7,859,832	2,157,455	-
Total costs incurred	$16,417,397	$10,905,317	$2,938,355

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

	Year ended June 30, 2012			Year ended June 30, 2011			Year ended June 30, 2010
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	495	1,311	714	451	10,119	2,138	251	9,447	1,826
Revisions of previous quantity estimates	4	(168)	(24)	156	431	228	(33)	(92)	(48)
Extensions, discoveries and improved recovery	359	423	430	-	-	-	264	1,433	503

Sale of reserves in place	-	- -	-	(48)	(8,816)	(1,517)	-	-	-
Production	(88)	(214)	(124)	(64)	(423)	(135)	(31)	(669)	(143
End of year	770	1,352	996	495	1,311	714	451	10,119	2,138
Proved developed producing reserves	419	927	575	455	1,274	667	267	5,450	1,183

Proved undeveloped reserves	351	425	422	40	37	47	184	4,669	955
Total proved reserves	770	1,352	996	495	1,311	714	451	10,119	2,138

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

Undeveloped Reserves

Undeveloped reserves are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively large expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our undeveloped fields are approximately $10 million as of June 30, 2012.  The feasibility of development is also heavily dependent upon future commodity prices.  As such the timing of drilling and development activities depends upon a number of factors that are outside of our control. While as of June 30, 2012, we continued to expect that these fields will be developed within a reasonable period of time and that the capitalized costs will be recoverable from future operations, there is no assurance that there will not be future impairment of these costs.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2012, 2011 and 2010 and year end prices for June 30, 2009 and 2008 and costs in effect at the end of the periods indicated. The change in the pricing used in the determination of reserve values has been changed following the implementation of the revised SEC rule in relation to oil and gas reporting. The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2012, 2011 and 2010,  and the year end prices for June 30, 2009, and June 30 2008 were $5.16, $4.61, $3.75, $2.975 and $10.23 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2012, 2011 and 2010 and the year end prices used for oil for June 30, 2009 and June 30, 2008 were $83.93, $81.04, $66.53, $57.06 and $125.78 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

During the year ended June 30, 2012 we recognised four additional proved undeveloped drilling locations, the estimated cost to developed these locations is $10.2 million.

In previous reports, Samson did not include the effect of future income taxes in its calculation of the Standardized Measure of Discounted Future Net Cash Flows from its oil and gas properties (“SMOG”) because Samson’s substantial tax loss carryforwards, or net operating losses (“NOLs”) attributable to its proved reserves made it unlikely that Samson would pay any significant income taxes on income derived from those reserves.  The table below reflects the effect of future income taxes on the SMOG, however, because Samson’s recent sale of a portion of its unproved reserves in Goshen County, Wyoming, for $73.3 million, Samson is expected to utilize substantially all of it’s existing NOLs.  Samson also believes that reflecting the impact of future income taxes in its SMOG calculation is appropriate under the circumstances because many other public companies disclose the impact of future impact taxes, making Samson’s SMOG more readily comparable with that disclosed by those other companies.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	Fiscal Year Ended June 30
	2012	2011	2010	2009	2008
Future cash inflows	$71,655	$46,250	$67,996	$67,630	$191,083
Future production costs	(29,321)	(16,046)	(23,288)	(20,290)	(45,328)
Future development costs	(10,198)	(917)	(11,910)	(5,416)	(10,160)
Future income taxes	(5,524)	(4,357)	–	(143)	(32,443)
Future net cashflows	26,612	24,930	32,798	41,781	103,152
10 % discount	(13,274)	(10,207)	(17,675)	(24,054)	(48,390)
Standardized measure of discounted future net cash flows relating to proved reserves	$13,338	$14,723	$15,123	$17,727	$54,762

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2012, June 30, 2011 and June 30, 2010 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2012	2011	2010
Beginning of year	$14,723	$15,123	$17,727

Sales of oil and gas produced during the period, net of production costs	(5,596)	(4,838)	(3,139)
Net changes in prices and production costs	3,216	7,983	(943)
Previously estimated development costs incurred during the period	917	3,713	-
Changes in estimates of future development costs	(10,198)	(5,256)	(6,494)
Extensions, discoveries and improved recovery	11,354	-	6,360
Revisions of previous quantity estimates and other	(643)	5,810	(611)
Sale of reserves in place	-	(6,522)	-
Purchase of reserves in place	-	-	-
Change in future income taxes	(987)	(2,573)	1,021
Accretion of discount	1,472	1,512	1,727
Other	(920)	(229)	(525)
Balance at end of year	$13,338	$14,723	$15,123

The increase in extensions, discoveries and improved recovery mainly relates to our recognition of four new proved undeveloped locations in our North Stockyard field in North Dakota.

