Form 10-Q/A
period 2012-12-31
Samson Oil & Gas LTD
filed 2013-02-12
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33578

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

PURPOSE OF AMENDMENT

Samson is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 that we filed with the Securities and Exchange Commission (“SEC”) on February 11, 2013 (the “Form 10-Q”), for the sole purpose of filing the Interactive Data File as Exhibit 101. The attached Exhibit 101 was submitted for filing with our original 10-Q but was not accepted by the EDGAR filing system, due to technical issues.

This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C., 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Samson Oil & Gas Limited’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended December 31, 2012 and December 31, 2011 and for the six months ended December 31, 2012 and December 31 2011 (iii) Consolidated Statement of Changes in Stockholders’ Equity at December 31, 2012 (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and December 31, 2011, and (v) the Notes to Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

* Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: February 12, 2013	By:	/s/ Terence M. Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2013	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)