Form 10-K
period 2013-06-30
Samson Oil & Gas LTD
filed 2013-09-16
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-33578

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

There were 2,547,617,329 ordinary shares outstanding as of September 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2013.

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

Forward–looking statements appear in a number of places in this annual report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our North Stockyard, Hawk Springs Roosevelt, State GC Field and Sabretooth properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, meeting our capital raising targets, and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, and regarding our production and future operating results.

In this annual report, the use of words such as “anticipate,” “continue,” “estimate,” “estimate,” “expect,” likely,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties.  While we believe that the expectations reflected in those forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.  Our actual results could differ materially from those anticipated in these forward-looking statements.  The differences between actual results and those predicted by the forward-looking statements could be material.  Forward-looking statements may relate to, among other things:

•	our future financial position, including cash flow, debt levels and anticipated liquidity;

•	the timing, effects and success of our exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party operational curtailment, processing plant or pipeline capacity constraints beyond our control;

•	our ability to acquire and dispose of oil and gas properties at favorable prices;

•	our ability to market, develop and produce new properties;

•	declines in the values of our properties that may result in write-downs;

•	effectiveness of management strategies and decisions;

•	oil and natural gas prices and demand;

•	unanticipated recovery or production problems, including cratering, explosions, fires;

•	the strength and financial resources of our competitors;

•	our entrance into transactions in commodity derivative instruments;

•	climatic conditions; and

•	effectiveness of management strategies and decisions.

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

Proved properties .. Properties with proved reserves.

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

2

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

Samson Oil & Gas Limited (“we”, “Samson” or the “Company”) is a company limited by shares, incorporated on April 6, 1979 under the laws of Australia.  Our principal business is the exploration and development of oil and natural gas properties in the United States.  Currently, we own working interests in several oil and gas properties, three of which are producing and maybe considered material to us (North Stockyard in North Dakota, State GC in New Mexico and Sabretooth in Texas). In each of our three material producing properties, we have entered into operating agreements with third parties under which the oil and gas are produced and sold. We also have working interests in three exploration properties : 60% - 100% working interest in one exploration property (Roosevelt in Montana), 37.5% to 100% in a second property (Hawk Springs in Wyoming) and 25% in South Prairie, in North Dakota. We operate in one reportable segment, the exploration for, and the development and production of, oil and natural gas in the United States.

We engaged Ryder Scott Company L.P. to prepare our proved oil and gas reserve estimates and the future net revenue to be derived from our properties.  Ryder Scott is an independent petroleum engineering consulting firm that has provided consulting services throughout the world for over 75 years. Ryder Scott’s estimates were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.  When preparing our reserve estimates, Ryder Scott did not independently verify the accuracy and completeness of information and data furnished by us with respect to property interests, production from such properties, current costs of operation and development, current prices for production agreements relating to current and future operations and sale of production, and various other information and data.

According to a reserve report prepared by Ryder Scott we had proved oil and gas reserves valued at approximately $27,342,631 (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2013, utilizes an adjusted realized pricing of $84.54 per Bbl for oil and $5.89 per MCF for natural gas. As of June 30, 2013, 83% of our proved reserves were oil and 33% were proved developed producing.

Our business strategy is to create a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources in the United States.  Our primary financial goal is to profitably develop our oil properties while maintaining a strong balance sheet, and specifically to focus on the exploration, exploitation and development of our two major oil plays – the Permian/Pennsylvanian in our Hawk Springs project in Goshen County, Wyoming and the Bakken in our North Stockyard and Rainbow projects in North Dakota. We are in the process of developing our undeveloped acreage in our North Stockyard project (drilling proved undeveloped locations) and expect to commence drilling in our Rainbow project prior to December 31, 2013. We are currently seeking farm out partners in our Hawk Springs project to explore the Permian/Pennsylvania targets.

We became required to file our periodic reports to the SEC as a U.S. domestic issuer as of July 1, 2011. Since we remain an Australian corporation, however, we are still considered to be a domestic company in Australia as well.  As a result, we are required to report our financial results in the U.S. using U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and in Australia using International Financial Reporting Standards (“IFRS”).

We publish our consolidated financial statements, both U.S. GAAP and IFRS, in U.S. dollars.  In this annual report, unless otherwise specified, all dollar amounts are expressed in U.S. dollars, and references to “dollars,” “$” or “US$” are to United States dollars.  All references to “A$” are to Australian dollars.

Our registered office is located at Level 16, AMP Building, 140 St Georges Terrace, Perth, Western Australia 6000 and our telephone number at that office is +61 8-9220-9830. Our principal office in the United States is located at 1331 17th Street, Suite 710 Denver, Colorado 80202 and our telephone number at that office is +1 303-295-0344. Our website is www.samsonoilandgas.com.

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

Upon analysis and evaluation of data provided, Ryder Scott issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our consulting reserves engineer and our Chief Executive Officer for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X. Once all questions have been addressed, Ryder Scott issues the final appraisal report, reflecting its conclusions.

The practitioner responsible for overseeing the preparation of our reserves report at Ryder Scott has a Bachelor of Mechanical Engineering from Brigham Young University. He is a licensed professional engineer in states of Colorado and Texas. He has over 10 years practical experience in estimation and evaluation of petroleum reserves. Based on his educational background, professional training and more than 30 years’ of practical experience in the estimation and evaluation of petroleum reserves, he has attained the professional qualifications as a Reserves Estimator and Reserves Auditor as set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.

Internally, the consulting reserves engineer responsible for overseeing the preparation of the Company’s reserves report and working with Ryder Scott on its final report has a Master of Business Administration from the University of Denver, a Bachelor of Mechanical Engineering from the University of Colorado and over 10 years’ experience in reservoir engineering.

The reserve estimates are reported to the Board of Directors, at least annually. Our Board members have experience in reviewing and understanding reserve estimates.

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2013 and June 30, 2012 was prepared by Ryder Scott Company L.P.  A description of our internal controls over reserves estimation is set forth below under “–Preparation of Reserves Estimates.”

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2013 and 2012:

	2013			2012
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	770	1,352	996	495	1,311	714
Revisions of previous quantity estimates	227	27	232	4	(168)	(24)
Extensions, discoveries and improved recovery	153	198	186	359	423	430
Acquisitions	364	435	437	-	-	-
Production	(62)	(167)	(90)	(88)	(214)	(124)
End of year	1,452	1,845	1,760	770	1,352	996

Proved developed producing reserves	454	784	586	419	927	575
Proved undeveloped reserves	998	1,061	1,175	351	425	421
Total proved reserves	1,452	1,845	1,761	770	1,352	996

Proved Developed Producing Reserves

There were no significant changes to our proved developed producing reserves during the year ended June 30, 2012 and June 30, 2013.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects. Estimated future development costs on our PUD locations as of June 30, 2013 are approximately $29.0 million and relate to infill development drilling in our North Stockyard Field and Rainbow Field in North Dakota.

During the year ended June 30, 2013 we acquired additional PUD locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 MBbls compared to June 30, 2012.

In June 2013, we commenced drilling one of our PUD locations in our North Stockyard field, Sail and Anchor. This well is currently undergoing fracture stimulation which commenced September 5, 2013.

Subsequent to year end, we commenced drilling the second PUD location in our North Stockyard field, Billabong. Operational difficulties were encountered and this well is currently awaiting a workover operation, which is expected to be conducted following the fracture stimulation of Sail and Anchor.

In August 2013 we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.562 million in cash. We retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction we also terminated our rig contract with Frontier, with no penalty payment. Slawson is now the operator of the project going forward for the development of the undeveloped acreage.

As at June 30, 2013 we have 998,000 barrels of oil recognized as proved undeveloped reserves, and no PUDs that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2013, 2012 and 2011, we produced 61,640, 87,956 and 64,405 barrels of oil, respectively.  During the years ended June 30, 2013, 2012 and 2011, we produced 167,083, 214,463 and 423,077 Mcf of gas, respectively.

For the year ended June 30, 2013 and 2012 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the North Stockyard Field in North Dakota.

The following table discloses our oil and gas production volume, revenue and expenses from the North Stockyard field for the periods indicated:

2013 North Stockyard
Oil volume – Bbls	43,380
Revenue – $	3,630,221
Average Price per barrel – $	$83.68
Gas volume – Mcf	49,594
Revenue – $	315,336
Average price per Mcf – $	$6.36
Per unit production and lease operation costs per BOE – $*	$28.77

2012 North Stockyard
Oil volume – Bbls	70,350
Revenue – $	5,688,010
Average Price per barrel – $	80.85
Gas volume – Mcf	69,710
Revenue – $	409,150
Average price per Mcf – $	5.87
Per unit production and lease operation costs per BOE – $*	19.53

*Excluding depletion, amortization and impairment

2011 North Stockyard
Oil volume – Bbls	47,693
Revenue – $	4,050,067
Average Price per barrel – $	84.93
Gas volume – Mcf	2,864
Revenue – $	19,458
Average price per Mcf – $	6.79
Per unit production and lease operation costs per BOE – $*	15.41

*Excluding depletion, amortization and impairment

Prices and Costs

The average sale price we achieved for oil during the years ended June 30, 2013, June 30, 2012 and June 30, 2011 was $81.57, $83.59 and $79.28 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2013, June 30, 2012 and June 30, 2011 was $4.62, $4.76 and $3.59 per Mcf, respectively.

The average production costs (including lease operating expenses, production taxes and handling expenses for oil and gas) per barrel of oil was $38.74 for the year ended June 30, 2013, $22.39 for the year ended June 30, 2012 and $14.15 for the year ended June 30, 2011.

Drilling Activity

	Year Ended June 30
	2013	2012	2011
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	1.0	3.0	Nil
Net productive development wells drilled	Nil	0.3	1.0
Net dry development wells drilled	Nil	Nil	Nil

Our productive development wells are all in our North Stockyard Project and are described below in “Description of Properties – North Stockyard Project”.

Our exploratory wells are all in our Hawk Springs and Roosevelt Projects and are described below in “Description of Properties – Exploration/Undeveloped Properties”

Present Drilling Activity

As of September 1, 2013, we were in the process of drilling 4.0 gross wells (1.0 net wells) (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2013 Capital Expenditures” and “Estimated 2014 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 11, 2013:

Gross productive oil wells	63
Net productive oil wells	9
Gross productive gas wells	31
Net productive gas wells	7
Wells with multiple completions	0
Gross Developed Acres	13,981
Net Developed Acres	4,664
Gross Undeveloped Acres	136,141
Net Undeveloped Acres	60,603

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

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2013, June 30, 2012 and June 30, 2011 and costs in effect at the end of the periods indicated. The average 12-month historical average of the first of the month prices used for natural gas for June 30, 2013, June 30, 2012 and June 30, 2011 were $5.89, $5.16 and $4.61 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2013, June 30, 2012 and June 30, 2011 were $84.54, $83.93, and $81.04 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	Fiscal Year Ended June 30
	2013	2012	2011
Future cash inflows	$133,589	$71,655	$46,250
Future production costs	(44,672)	(29,321)	(16,046)
Future development costs	(29,012)	(10,198)	(917)
Future income taxes	(12,050)	(5,524)	(4,537)
Future net cashflows	47,855	26,612	24,930
10 % discount	(26,012)	(13,274)	(10,207)
Standardized measure of discounted future net cash flows relating to proved reserves	$21,843	$13,338	$14,723

During the year ended June 30, 2013 we acquired additional proved undeveloped locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 Mbbls.

During the year ended June 30, 2013 we commenced drilling one of the PUD’s in our North Stockyard project, Sail and Anchor and subsequent to year end commenced drilling a second PUD in this project, Billabong.

During the year ended June 30, 2012 we recognized four further proved undeveloped locations which we estimate will require approximately $10.2 million in development costs to convert to proved developed producing wells.

During the year ended June 30, 2011 we drilled and completed three of our North Stockyard wells, which lead to the decrease in future development costs in that year.

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2013, June 30, 2012 and June 30, 2011 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2013	2012	2011
Beginning of year	$13,338	$14,723	$15,123
Sales of oil and gas produced during the period, net of production costs	(2,338)	(5,596)	(4,838)
Net changes in prices and production costs	8,027	3,216	7,983
Previously estimated development costs incurred during the period	-	917	3,713
Changes in estimates of future development costs	(18,814)	(10,198)	(5,256)
Extensions, discoveries and improved recovery	5,892	11,354	-
Revisions of previous quantity estimates and other	7,419	(643)	5,810
Sale of reserves in place	-	-	(6,522)
Purchase of reserves in place	11,664	-	-
Change in future income taxes	(6,526)	(987)	(2,573)
Accretion of discount	1,334	1,472	1,512
Other	1,847	(920)	(229)
Balance at end of year	$21,843	$13,338	$14,723

During the year ended June 30, 2013 we acquired additional proved undeveloped locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 Mbbls.

Description of Properties

All well production amounts are total BOPD. Samson’s working interest is included in the total amount.

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

On August 15, 2013, we entered into an agreement to sell half of our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company, Inc. and another party for $5.562 million in cash and other consideration. While we retained our full interest in the currently producing wells in the North Stockyard field, we agreed to transfer, in addition to the sale of the undeveloped acreage, a 25% interest in the drilled but not yet completed Billabong and Sail and Anchor wells, leaving us with a 25.026% working interest in each of the two wells. The cash portion of the purchase price is subject to the delivery of a useable wellbore in Billabong, valued by the purchase and sale agreement at $0.9 million, and other customary post-closing adjustments. As a result of this transaction, Slawson became the operator of the North Stockyard project going forward.

The Harstad #1-15H (34.5% working interest) well was completed in March 2007 and the well commenced production. The initial production rate of this well was 2,936 BOEPD.  During August 2013, this well averaged 40 BOPD.  This well is completed in the Mission Canyon Formation which sits stratigraphically above the Bakken Formation.

The Leonard #1-23H (10% working interest, 37.5% after non-consent penalty) is a Mississippian Middle Bakken Formation oil test was drilled with a horizontal lateral in November 2008. The initial production rate on this well was 900 BOEPD. In August 2013, this well averaged a total 36 BOPD.

In February 2010, the Gene #1-22H (30.6% working interest) was successfully drilled to a measured total depth of 17,060 feet, including 5,500 feet of horizontal section drilled within the Middle Bakken Formation. The well underwent fracture stimulation and had an initial production rate of 2,936 BOEPD. In August 2013, this well averaged 63 BOPD.  Our drilling costs were $1,830,805.

In May 2010, the Company drilled its third Bakken well in the North Stockyard Field, the Gary #1-24H (37% working interest).  This well was successfully fracture stimulated in September 2010 and has commenced production.  This well had an initial production rate of 2,780 BOEPD. During August 2013, this well averaged 94 BOPD.  Our drilling costs associated with the drilling of this well were $2,297,649.

In July 2010, we successfully drilled our fourth Bakken well in the North Stockyard Field, the Rodney #1-14H (27% working interest).  This well underwent fracture stimulation and was put on production in March 2011.  This well had an initial production rate of 1,100 BOEPD.  In August 2013, this well averaged 70 BOPD.  To date the drilling costs incurred are $1,841,823

In September 2010, we successfully drilled our fifth Bakken well in the North Stockyard Field in Williams County, North Dakota, the Earl 1-13H (32% working interest).  This well was successfully fracked in April 2011 and commenced production in the same month.  This well had an initial production rate of 1,300 BOEPD. In August 2013, the well averaged 17 BOPD. The well was down for 22 days during August 2013 due to a workover and the fracture stimulation of an adjacent well.  Our drilling costs were $2,884,409.

In June 2011, we successfully drilled our sixth Mississippian Bakken well in the North Stockyard field in Williams County, North Dakota, the Everett 1-15H (26% working interest).  This well underwent fracture stimulation in November 2011. This well had an initial production rate of 1,176 BOEPD. Our drilling costs for this well were $2,411,138. In August 2013, this well averaged 122 BOPD.

Wells in Progress

Billabong 2-13-14HBK (25.026% working interest): The Billabong well was drilled to a total depth of 17,613 feet in August 2013. The lateral remained in the 18 foot target within the middle Bakken zone for its entire length and recorded customary oil and gas shows. However, during the cementing operation, a shut-down of the cement contractor’s pumping equipment resulted in drill pipe being becoming stuck, leaving 1,800 feet of drill pipe cemented in the hole. Fishing operations to retrieve the drill pipe are being planned and expected to occur following the completion of the fracture stimulation and flowback operations at Sail and Anchor.

Sail & Anchor 4-13-14HBK (25.026% working interest): The fracture stimulation of this well commenced September 5, 2013.

At June 30, 2013, the North Stockyard project had net proved reserves of 775,200 Bbls and 918,700 Mcf.

State GC Oil and Gas Field, New Mexico

Average 32.2% Working Interest

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since that time.

Average daily production during the year ended June 30, 2013 from the State GC Oil and Gas Field was approximately 43 BOPD and 37 Mscf/d.

At June 30, 2013, the State GC Oil and Gas Field had net proved reserves of 62,900 Bbls and 86,200 Mcf.

Davis Bintliff #1 Well (Sabretooth Prospect), Brazoria County, Texas

12.5% Working Interest before payout, 9.375% Working Interest after payout

This well is operated by Davis Holdings. The Davis Bintliff #1 well was completed at the end of October 2008.

During August 2013, this well averaged 38 BOPD and 4.08 MMcf/D.

During the year ended June 30, 2012 we recognized an impairment expense for this well of $347,601.

At June 30, 2013, the Davis Bintliff well had net proved reserves of 400 Bbls and 54,700 Mcf.

Exploration / Undeveloped Properties

Hawk Springs Project, Goshen County, Wyoming

37.5% -100% working interest

Spirit of America US34 #1-29 (Spirit of America I)

100% working interest

During the year ended June 30, 2012 the Spirit of America I well was unsuccessful in reaching the Lower Permian and Pennsylvanian targets due to getting stuck in the Upper Permian Goose Egg Salt section. We expensed $4.9 million in relation to this well as dry hole cost and it was recorded as exploration and evaluation expenditure on the Statement of Operations, which represented 100% of costs incurred to June 30, 2012.

Spirit of America US 34 #2-29 (Spirit of America II)

100% working interest

The Spirit of America I replacement well, Spirit of America II, was drilled to a total depth of 10,634 feet using a conservative drilling approach to penetrate the troublesome salt section along with heavy weight, oil based mud. We planned to fracture stimulate the interpreted net pay intervals in three stages, however, problems with moving the bridge plug during the preparations to pump stage 2 were encountered, with the tubing becoming stuck by frac sand, which required a recovery operation. No further work was completed on this well during the year ended June 30, 2013 and the decision was made to expense the costs associated with this well through the Statement of Operations of $7.3 million. All stages of the well have to be yet completed however it is unlikely that we will recover the costs of drilling through the production of hydrocarbons from the well.

Defender US 33 #2-29H

37.5% working interest

This well commenced production in February 2012. Numerous operational and pumping issues have been associated with this well. This well was cleaned out in July 2012 and resumed pumping. The well is currently pumped on a timer for approximately four hours per day. The well produced a total of 591 barrels of oil during the quarter ended June 30, 2013.

Roosevelt Project, Roosevelt County, Montana

60%-100% Working Interest

Australia II

100% working interest

In December 2011, we drilled Australia II in the Roosevelt Project, our first appraisal (exploratory) well in this project area. This well was drilled to a total measured depth of 14,972 feet with the horizontal lateral remaining within the target zone for the entire lateral length. Oil and gas shows were returned during the drilling of this well and approximately 3,425 barrels of oil were produced. This well is currently shut in, however awaiting mechanical repairs. Although this well may be productive in the future, we do not presently believe that we will be able to recover our costs associated with drilling it. We expensed $13.1 million of previously capitalized exploration expenditure in the Statement of Operations as deferred exploration expenditure written off, which represents 100% of the costs incurred to June 30, 2012.

Gretel II

100% working interest

We drilled our second appraisal (exploratory) well in the Roosevelt Project, Gretel II, in January 2012 and fracture stimulated in March 2012. Based on the results, it appears that this well was drilled on the north side of the Brockton Fault zone, which is believed to be the western edge of the continuous Bakken oil. The Gretel II well is currently shut in, as it was mainly producing water, with just a 5% oil cut. Although this well maybe productive in the future, we do not believe that we will recover our costs associated with drilling it. We expensed $11.6 million of previously capitalized exploration expenditure written to the Statement of Operations as deferred exploration expenditure written off in relation to this well, which represent 100% of the costs incurred to June 30, 2012.

While both wells have delivered a negative result, geological and operational information was gained from these results which we believe has added value to the Roosevelt Project. In total, $24.7 million of previously capitalized exploration expenditure has been expensed to the Statement of Operations as exploration expenditure written off in relation to the drilling costs associated with these two wells. A balance of $7.4 million remains capitalized in relation to the project and relates to the land value of acreage we continue to hold.

In June 2013, we entered into an asset purchase and sale agreement for the sale of the Roosevelt Project for $13.533 million. While we extended the closing date of the agreement to August 31, 2013, the buyer failed to close the transaction. We therefore terminated the agreement and are exploring other alternatives for the property, including development of the conventional portion of the project or the sale of some or all of our interest to another party.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

55.6% working interest

During the year ended June 30, 2013, we acquired, in two tranches, a net 1,225 acres in two 1,280 acre drilling units located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

The acquisition involved an acreage trade by the parties and a future carry of the vendor by us in the initial drilling program on the Rainbow Project. Samson transferred 160 net acres from its 1,200 acre undeveloped acreage holding in North Stockyard and the vendor will fund its share (between 7.5% and 8.5%) of the North Stockyard initial infill program. We have acquired 950 net acres in the Rainbow Project from the vendor for this acreage trade and will provide a $1 million carry (10%) to the vendor, for the first development well to be drilled in the Rainbow Project. We also have the ability, subject to the vendor acquiring additional acres, to acquire a further 274 acres by carrying the vendor for $0.7 million in the second well in the project.

We have assessed the project based on offset well data and understand that the project will support 16 wells, 8 in the middle Bakken and 8 in the first bench of the Three Forks. These wells would be expected to be configured as north-south orientated 10,000 foot horizontals.

In the western drilling unit of the acquired acreage, we hold a 55.6% working interest. In the eastern drilling unit, Samson’s interest will initially be 23% but with the option to increase it to 44% in the second tranche.

Other interest holders owning an interest in the Rainbow Project include Hess, Halcón and Continental.

Subject to financing, we intend to integrate the development of the Rainbow Project with the ongoing infill development of the North Stockyard field, where we have a total 14 infill locations available to be drilled based on the current spacing order.

Other

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

25% working interest

We have a 25% working interest in 25,590 net acres, which is located on the eastern flank of the Williston Basin in North Dakota. The target reservoir for the project is the Mississippian Mission Canyon Formation. Seventy-six square miles of 3-D seismic data have been shot and processed. The data has been interpreted and the first prospect was drilled, subsequent to the end of the financial year. The first prospect, named Forfar, commenced drilling operations on July 17, 2013. The Matson #3-1 well was drilled to a depth of 4,825 feet. The joint venture elected to plug and abandon the well based on the logging and show results. The data indicates that oil migrated through the Mission Canyon reservoir, evidenced by black asphaltic dead oil stain, but was not trapped in the targeted 420 acre 4-way structural closure. A possible explanation for this is that the dissolution of the underlying Devonian Prairie Salt, which created the structural closure in the overlying Mission Canyon Formation occurred after oil migrated through the area. Since the structural closure or trap was not in place at the time of oil migration, the oil would have moved updip to the next trap, which is the present day Glenburn Oil Field. The Glenburn Oil Field structural closure is controlled by the Prairie Salt edge whereas the Matson structural closure was created by interior localized salt dissolution pods. Based on the Matson result the forward program will show a preference for structural closures that exist along the salt edge rather than those created by dissolution events further interior to the salt edge. Samson expects that the joint venture will now focus on developing its three structural closure prospects (Pubco, Deering, and one yet to be named) along the Prairie Salt edge in the South Prairie 3-D project.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. We had no material delivery commitments as of September 9, 2013.

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

Environmental and Land Use Regulation

A wide variety of environmental and land-use regulations apply to companies engaged in the production and sale of oil and natural gas. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean up costs and other environmental damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect.

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

 The Clean Water Act also regulates stormwater discharges from industrial properties and construction sites, and requires separate permits and the implementation of a Stormwater Pollution Prevention Plan (“SWPPP”), best management practices, training, and periodic monitoring of covered activities. Certain operations also are required to develop and implement Spill Prevention, Control, and Countermeasure (“SPCC”) plans, and in some circumstances, facility response plans to address potential oil spills. Certain exemptions from some Clean Water Act requirements were created or broadened pursuant to the Energy Policy Act of 2005.

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the SDWA, is the main federal law that authorizes the United States Environmental Protection Agency (“EPA”) to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The SDWA currently excludes hydraulic fracturing from the definition of “underground injection.” Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. The United States Congress has considered, and may in the future consider, legislation such as the proposed Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether the current or a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level. In addition, in March 2010, at the request of the U.S. Congress, EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources. A progress report was released in December 2012. A final draft report is expected to be released for public comment and peer review in 2014.

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

Air Emissions. Our operations are subject to local, state and federal regulations governing emissions of air pollutants. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. Producing wells, natural gas plants and electric generating facilities all generate volatile organic compounds (“VOCs”) and nitrous oxides. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that will require operators to capture 95 percent of the VOC emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions will be accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that could impact our operations is the notice of finding and determination by EPA that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allows EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and may in the future consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual GHG emissions. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

Waste Disposal.   We currently own or lease a number of properties that have been used for production of oil and natural gas for many years. Although we believe the prior owners and/or operators of those properties generally utilized operating and disposal practices that met applicable standards in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties we currently own or lease. State and federal laws applicable to oil and natural gas wastes have become more stringent over time. Under new and existing laws, we could be required to remediate property, including groundwater, containing or impacted by previously disposed wastes (including wastes disposed of or released by prior owners or operators) or to perform remedial well-plugging operations to prevent future, or mitigate existing, contamination.

We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, although certain oil and natural gas exploration and production wastes currently are excluded from regulation as hazardous wastes under RCRA. The EPA has limited the disposal options for certain wastes that are designated as hazardous wastes under RCRA. Furthermore, it is possible that certain wastes generated by our oil and natural gas operations that currently are excluded from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who released one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. CERCLA also authorizes EPA and, in some cases, third parties to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Strict liability means liability without fault, and in some situations we could be exposed to liability for clean up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

Potentially Material Costs Associated with Environmental Regulation of Our Oil and Natural Gas Operations

Significant potential costs relating to environmental and land-use regulations associated with our existing properties and operations include those relating to: (i) plugging and abandonment of facilities; (ii) clean up costs and damages due to spills or other releases; and (iii) penalties imposed for spills, releases or non-compliance with applicable laws and regulations. As is customary in the oil and natural gas industry, we typically have contractually assumed, and may assume in the future, obligations relating to plugging and abandonment, clean up and other environmental costs in connection with our acquisition of operating interests in fields, and these costs can be significant.

Plugging and Abandonment Costs

Our operations are subject to stringent abandonment and closure requirements imposed by the various regulatory bodies including the BLM and state agencies.

As described in Note 6 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $868,589 as of June 30, 2013. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 9%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of June 30, 2013.

Name	Age	Position
Terence Barr	64	Chief Executive Officer
Robyn Lamont	35	Chief Financial Officer
David Ninke	42	Vice President – Exploration
Daniel Gralla	52	Vice President – Engineering
Denis Rakich	59	Secretary

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

Employees

For the fiscal year ended June 30, 2013, we had 12 employees, including 2 part time employees. The 2 part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company. The remaining 10 employees are located in Denver, Colorado.

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

We recorded an impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2013, and may again in the future record additional impairments.

We recognized an impairment expense for the twelve months ended June 30, 2013 of $259,529, primarily in relation to wells at our Roosevelt project –Abercrombie and Riva Ridge and Defender in our Hawk Springs project.   Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations.

Inadequate liquidity could materially and adversely affect our business operations.

Our exploration efforts could be sufficiently unsuccessful that it may become more difficult for us to adequately access the capital markets or obtain financing. Our efforts to improve our liquidity position would then be challenging. Various factors may require us to have greater liquidity and capital resources than we currently anticipate needing or could prevent us from attaining our targeted levels of liquidity and capital resources.

Emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.

Part of our strategy through the year ended June 30, 2013 was to pursue acquisition, exploration and development activities in emerging plays such as our Hawk Springs Project and Roosevelt Project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, we have access to little if any past drilling results in those areas to help predict the results of our own exploratory drilling. In addition, part of our strategy to maximize recoveries from such new projects may involve the drilling of horizontal wells and/or using completion techniques that have proven to be successful in other similar formations. Both of the two Roosevelt project wells drilled in the fiscal year 2012 failed to deliver positive results, and $24.7 million of previously capitalized exploration expenditure was written off as exploration expenditure. In addition, one well in the Hawk Springs project well was drilled unsuccessfully, and $4.9 million in expenditure in relation to this well was written off as dry hole costs. During the year ended June 30, 2013, $7.3 million was expensed following our Spirit of America II well being non-productive.

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

We are the operators of the Rainbow, Hawk Springs and Roosevelt Projects.  Although we are not subject to the risks of depending on third-party operators, there is a risk that we will not be able to operate these properties successfully ourselves.

Unless reserves are replaced as they are produced, our reserves and production will decline, which would adversely affect our future business, financial condition and results of operations.

Producing oil and reservoirs are generally characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The rate of decline will change if production from existing wells declines in a different manner than we estimated. The rate can change due to other circumstances as well. Our future reserves and production and, therefore, our cash flows and income, are highly dependent on our ability to efficiently develop and exploit our current reserves and to economically find or acquire additional recoverable reserves. We may not be able to develop, discover or acquire additional reserves to replace our current and future production at acceptable costs. Our failure to do so would adversely affect our future operations, financial condition and results of operations.

Our development and exploration operations require substantial capital, and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our production, profitability and reserves.

Our industry is capital intensive. We expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of crude oil and natural gas reserves. To date, we have financed capital expenditures primarily with cash generated by operations, capital markets transactions and the sale of properties. We intend to finance our future capital expenditures utilizing similar financing sources. Our cash flows from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the amount of crude oil and natural gas we are able to produce from existing wells;

•	our ability to acquire, locate and produce new reserves;

•	the prices at which crude oil and natural gas are sold; and

•	the costs to produce crude oil and natural gas.

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We intend to fund a portion of our 2014 capital expenditures with proceeds from our sale of North Stockyard properties to Slawson.

Petroleum exploration, drilling and development involve substantial business risks.

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. In addition, oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

•	unexpected drilling conditions;

•	Unexpected geological formations including abnormal pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse changes in prices;

•	weather conditions;

•	ability to fund capital necessary to develop exploration properties and producing properties;

•	shortages in experienced labor; and

•	shortages or delays in the delivery of equipment, including equipment needed for drilling, fracture stimulating and completing wells.

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

Our revenues, profitability and future rate of growth depend principally upon the market prices of oil and natural gas, which fluctuate widely. The markets for these commodities are unpredictable and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Sustained declines in oil and gas prices may adversely affect our financial condition, liquidity and results of operations..

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

Lower oil and natural gas prices may not only decrease our revenues, but also may reduce the amount of oil and natural gas that we can produce economically. Such a reduction may result in substantial downward adjustments to our estimated proved reserves and require write–downs of our properties. If this occurs, or if our development costs increase, our production data factors change or our exploration results do not meet expectations, accounting rules may require us to write down the carrying value of our oil and natural gas properties to fair value, as a non–cash charge to earnings.

A significant portion of our producing properties are located in geographic areas that  are vulnerable to extreme seasonal weather, environmental regulation and production constraints.

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

These industry operating risks can result in injury or loss of life, severe damage to or destruction of property, damage to natural resources and equipment, pollution or other environmental damage, clean up responsibilities, regulatory investigation and penalties, and suspension of operations, any of which could result in substantial losses. In addition, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation and development operations to be curtailed while those activities are being completed. We may also be subject to damage claims by other oil and gas companies.

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

If any of our operations require federal permits or otherwise involve a “major federal action” that significantly affects the environment, we may be required to prepare an environmental impact statement (“EIS”) pursuant to the National Environmental Policy Act (“NEPA”) to obtain the permits necessary to proceed with the development of certain oil and gas properties. There can be no assurance that we will obtain all necessary permits and, if obtained, that the costs associated with completing the EIS and obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause us to delay or abandon the further development of certain properties.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transportation, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. For example, because of its potential effect on drinking water, hydraulic fracturing currently is the subject of regulatory scrutiny, negative press, and legislative changes in some states. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. Legislative and regulatory efforts may render permitting and compliance requirements more stringent for hydraulic fracturing, which may limit or prohibit use of the process. While none of our properties are expected to be subject to any such changes, there is no assurance that this will remain the case.

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

Our operations also are subject to wildlife-protection laws and regulations. For example, oil companies have been charged with killing migratory birds in North Dakota, where we conduct some of our operations. Reserve pits are used during oil and gas drilling operations. During the clean up phase of a reserve pit, the Migratory Bird Treaty Act requires companies to cover the pit with a net if it is open for more than 90 days. The maximum penalty for each charge under the Migratory Bird Treaty Act is six months in prison and a $15,000 fine.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that will require operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions will be accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment, which allows EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress has considered, and may in the future consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could even have an adverse effect on demand for our production.

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

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2013, the Australian dollar has, as a general trend, depreciated significantly against the U.S. dollar though remains volatile.  If the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

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

We may be a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes.  If we are or we become a PFIC, it could have adverse tax consequences to holders of our ordinary shares or ADSs.

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2013, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to legal and possibly factual uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

If we were to be a PFIC for any year, holders of our ordinary shares or ADSs who are U.S. persons for U.S. federal income tax purposes (“U.S. holders”) whose holding period for such ordinary shares or ADSs includes part of a year in which we are a PFIC generally will be subject to a special, highly adverse, tax regime imposed on “excess distributions” made by us.  This regime will continue to apply irrespective of whether we are still a PFIC in the year an “excess distribution” is made or received. “Excess distributions” for this purpose would include certain distributions received on our ordinary shares or ADSs.  In addition, gains by a U.S. holder on a sale or other transfer of our ordinary shares or ADSs (including certain transfers that would otherwise be tax-free) would be treated in the same manner as excess distributions.  Under the PFIC rules, excess distributions (including gains treated as excess distributions) would be allocated ratably to each day in the U.S. holder’s holding period of the ordinary shares or ADSs with respect to which the excess distribution is made or received. The portion of any excess distributions allocated to the current year or prior years before the first day of the first taxable year beginning after December 31, 1986, in which we became a PFIC would be includible by the U.S. holder as ordinary income in the current year. The portion of any excess distributions allocated to prior taxable years in which we were a PFIC would be taxed to such U.S. holder at the highest marginal rate applicable to ordinary income for each such year (regardless of the U.S. holder’s actual marginal rate for that year and without reduction by any losses or loss carryforwards), and any such tax owing would be subject to interest charges.  In addition, dividends received from us will not be “qualified dividend income” if we are a PFIC in the year of payment, or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates.

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

The market price of our ordinary shares and ADSs could be adversely affected by sales of substantial amounts of shares in the public markets or the issuance of additional shares in the future, including in connection with acquisitions.

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2013, we had granted options to purchase an aggregate of approximately 69,500,000 million shares of our ordinary shares to certain of our directors and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2013, we had warrants outstanding which may be exercised by warrant holders for 97,307,526 ordinary shares at an exercise price of A$0.038 per share until March, 2017, the exercise of which could have similarly adverse consequences on the trading prices for our shares.

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

We are a public company limited by shares, registered and operating under the Australian Corporations Act 2001. Two of our four directors and one of our named executive officers reside outside the United States. Substantially all of the assets of those persons are located outside the U.S. As a result, it may not be possible to effect service on such persons in the U.S. or to enforce, in foreign courts, judgments against such persons obtained in U.S. courts and predicated on the civil liability provisions of the federal securities laws of the U.S. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia.

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

A.  Market Information

Our American Depositary Shares (“ADS”), each representing 20 ordinary shares, have been listed on the NYSE MKT since January 7, 2008.  As of September 10, 2013 86,119,133 ADS were outstanding and we had approximately 16,000 holders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE MKT.  On September 11, 2013, the closing price of our ADSs on NYSE MKT was $0.53.

	NYSE MKT American Depositary Share (ADS) Price (in USD)
	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.49	$.47	$3.12	$1.81
Second Quarter (October 1 – December 31)	$.71	$.65	$2.57	$1.46
Third Quarter (January 1 – March 31)	$.80	$.73	$3.08	$2.00
Fourth Quarter (April 1 – June 30)	$1.15	$1.08	$2.55	$0.95

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 11, 2013, 2,547,617,329 ordinary shares were outstanding, and we had approximately 4,608 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 11, 2013, the closing price of our ordinary shares on the ASX was A$0.025.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.052	$.050	$0.14	$0.09
Second Quarter (October 1 – December 31)	$.037	$.035	$0.13	$0.08
Third Quarter (January 1 – March 31)	$.034	$.033	$0.15	$0.09
Fourth Quarter (April 1 – June 30)	$.026	$.025	$0.12	$0.05

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

B.  Holders

As of September 11, 2013, there were approximately 4,608 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2013 Annual Meeting of Shareholders.

E.  Performance Graph

The following graph compares the cumulative return provided to stockholders of Samson Oil & Gas Limited’s ADSs relative to the cumulative total returns of the NYSE MKT Composite Index (XAX) and the NYSE MKT Oil Index (XOI).  An investment of $100 is assumed to have been made in our ADSs and in each of the indexes on January 7, 2008, the date our ADSs began trading on the NYSE MKT, and its relative performance is tracked through June 30, 2013.   The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	June 30,
	2009	2010	2011	2012	2013
Samson Oil & Gas Limited (SSN)	$100.00	$200.00	$657.78	$244.44	$95.56
NYSE MKT Composite Index (XAX)	$100.00	$113.50	$148.16	$147.15	$141.95
NYSE Arca Oil Index (XOI)	$100.00	$96.16	$141.94	$126.84	$144.71

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

A summary of a method for calculating net capital gains is to:

•	direct participation interest of at least 10% (as described above); and

•	at the time of sale more than 50% of the market value of our assets are attributable to Australian real property,

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

Holders of our ordinary shares or ADSs who are not U.S. Holders should consult with their tax advisor(s) in connection with the U.S. federal, state, local and foreign tax consequences of the matters discussed herein.

This discussion does not address all aspects of U.S. federal income taxation that may be relevant to you in light of your particular circumstances or that may be applicable to you if you are subject to special treatment under the U.S. federal income tax laws, including if you are:

•	a financial institution;

•	a tax–exempt organization;

•	an S corporation or other pass–through entity;

•	an insurance company;

•	a mutual fund;

•	a dealer in stocks and securities, or foreign currencies;

•	a trader in securities who elects the mark–to–market method of accounting for your securities;

•	subject to the alternative minimum tax provisions of the Code;

•	a U.S. Holder who received our ordinary shares or ADSs through the exercise of employee stock options, otherwise as compensation, or through a tax–qualified retirement plan;

•	a U.S. Holder who has a functional currency other than the U.S. dollar, certain expatriates, or not a U.S. Holder;

•	a U.S. Holder who holds our ordinary shares or ADSs as part of a hedge, straddle or constructive sale or conversion transaction; or,

•	a U.S. Holder who owns, or is treated as owning under certain attribution rules, 5% or more of the aggregate amount of our ordinary shares or ADSs.

This section is based in part upon the representations of the depositary and the assumption that each obligation in the deposit agreement and any related agreement will be performed in accordance with its terms.

In general, and taking into account the assumptions stated herein, for U.S. federal income tax purposes a holder of ADSs will be treated as the owner of the ordinary shares represented by those ADSs.  Exchanges of ordinary shares for ADSs, and of ADSs for ordinary shares, generally will not be subject to U.S. federal income tax.  This discussion (except where otherwise expressly noted) applies equally to U.S. Holders of ordinary shares and U.S. Holders of ADSs.

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

Sale of ordinary shares and ADSs

Subject to the passive foreign investment company rules discussed below, a U.S. Holder that sells or otherwise disposes of our ordinary shares or ADSs will recognize capital gain or loss for U.S. federal income tax purposes equal to the difference between (i) the U.S. dollar value of the amount realized on the sale or disposition and (ii) the tax basis, determined in U.S. dollars, of those ordinary shares or ADSs. Such gain or loss generally will be long-term capital gain or loss if the holding period for the ordinary shares or ADSs sold or disposed of exceeds one year at the time of disposition. The deductibility of capital losses is subject to significant limitations.  The gain or loss on the sale or other disposition of our ordinary shares or ADSs by a U.S. Holder will generally be income or loss from sources within the United States for purposes of computing the foreign tax credit limitation. Capital gains may be subject to the surtax on unearned income, as discussed below under “Surtax on Unearned Income.”

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

Except as described below, dividends paid to a non–corporate U.S. Holder of our ordinary shares or ADSs will be “qualified dividend income” and will be taxed to such holder at the rates applicable to long–term capital gains. However, dividend income will not be qualified dividend income (and will be taxed at ordinary income rates) if (i) the holder fails to hold the ordinary shares or ADSs for at least 61 days during the 121-day period beginning 60 days before the ex–dividend date; (ii) the Internal Revenue Service determines that the USDTA is not a comprehensive income tax treaty that entitles our dividends to qualified dividend treatment and our ordinary shares or ADSs are not readily tradable on an established securities market in the United States; or (iii) we are a passive foreign investment company for the taxable year in which the dividend is paid or in the preceding taxable year. Dividends may be subject to the surtax on unearned income, as discussed below under “Surtax on Unearned Income.”

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

For foreign tax credit limitation purposes, at least a portion of the dividends paid by us generally would be U.S. source income if, and to the extent that, more than a de minimis amount of our earnings and profits out of which the dividends are paid is from sources within the United States. The remaining portion of the dividends paid by us will be income from sources outside the United States. The use of foreign tax credits is subject to complex conditions and limitations. In lieu of a credit, a U.S. Holder who itemizes deductions may elect to deduct all of such holder’s foreign taxes in the taxable year such foreign taxes are paid or deemed paid. A deduction does not reduce U.S. tax on a dollar-for-dollar basis like a tax credit, but the deduction for foreign taxes is not subject to the same limitations applicable to foreign tax credits. U.S. Holders are urged to consult their own tax advisors regarding the availability of foreign tax credits.

The amount of any distribution paid in foreign currency (including the amount of any Australian withholding tax thereon) generally will be includible in the gross income of a U.S. Holder of ordinary shares or ADSs in an amount equal to the U.S. dollar value of the foreign currency, calculated by reference to the spot rate in effect on the date of receipt by the U.S. Holder, or, the case of ADSs, by the depositary, regardless of whether the foreign currency is converted into U.S. dollars on such date. The amount of any distribution paid in a foreign currency generally will be converted into U.S. dollars by the depositary upon its receipt. Accordingly, a U.S. Holder of ADSs generally will not be required to recognize foreign currency gain or loss in respect of the distribution. Special rules govern and specific elections are available to accrual method taxpayers to determine the U.S. dollar amount includible in income in the case of taxes withheld in a foreign currency. Accrual basis taxpayers are therefore urged to consult their own tax advisors regarding the requirements and elections applicable in this regard.

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2013 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

If we are classified as a PFIC for any taxable year and our ordinary shares or ADSs are treated as “marketable securities” under applicable Treasury Regulations, a U.S. Holder may avoid the excess distribution regime described above by making a valid “mark–to–market” election with respect to the ordinary shares or ADSs.  If a valid mark–to–market election is made, an electing U.S. Holder generally (i) will be required to recognize as ordinary income an amount equal to the excess, if any, of the fair market value of the ordinary shares or ADSs over the holder’s adjusted tax basis in such ordinary shares or ADSs at the close of each taxable year, or (ii) if the U.S. Holder’s adjusted tax basis in the ordinary shares or ADSs exceeds their fair market value at the close of each taxable year, will be allowed to deduct the excess as an ordinary loss to the extent of the net amount of income previously included as a result of the mark–to–market election.  A U.S. Holder’s basis in its ordinary shares or ADSs will be adjusted to reflect the amounts included or deducted with respect to the mark–to–market election, and any gain or loss on the disposition of ordinary shares or ADSs will generally be ordinary income, or, to the extent of previously included mark–to–market inclusions, ordinary loss.  Each U.S. Holder must make their own mark–to–market election.  Once made, the election cannot be revoked without the consent of the Internal Revenue Service unless the ordinary shares or ADSs cease to be marketable securities.  Under applicable. Treasury Regulations, marketable securities includes stock of a PFIC that is “regularly traded” on a qualified exchange or other market.  Because our ordinary shares are traded on the Australian Stock Exchange and our ADSs are traded on the NYSE MKT, we expect that our  ordinary shares and ADSs will be treated as “regularly traded,” and a U.S. Holder should be able to make a mark–to–market election.  However, no assurance that our ordinary shares or ADSs  are or will be marketable securities can be given.

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

If we are a PFIC in a taxable year and own shares in another PFIC (a “lower–tier PFIC”), a U.S. Holder also will be subject to the excess distribution regime with respect to its indirect ownership of the lower–tier PFIC.  The mark–to–market election would not be available for any indirect ownership of a lower–tier PFIC.  A QEF election can be made for a lower–tier PFIC, but only if we provide the U.S. Holder with the annual information necessary to make such an election. We have not decided at this time whether we will provide such annual information and thus it is possible that U.S. Holders will not be able to make a valid QEF election with respect to any lower-tier PFIC.

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

Tax Rates Applicable to Ordinary Income and Capital Gains of Non-Corporate U.S. Holders

Ordinary income and short-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 39.6%. Long-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 20%.

Surtax on Unearned Income

A surtax of 3.8% (the “unearned income Medicare contribution tax”) is imposed on the “net investment income” of certain U.S. Holders in excess of a threshold amount. Net investment income generally includes interest, dividends, royalties, rents, gross income from a trade or business involving “passive” activities, and net gain from disposition of property (other than property held in a “non-passive” trade or business). Net investment income is reduced by deductions that are properly allocable to such income.

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

Because we are no longer eligible to file as a foreign private issuer and therefore can no longer present our financial results in accordance with IFRS, we have recast our prior financial statements and selected financial data into U.S. GAAP for all periods presented in this Form 10-K.  Financial statements prepared in accordance with IFRS will be filed with the ASX in Australia in order to meet our reporting obligations in Australia.

	Fiscal Year Ended June 30
	2013	2012	2011	2010	2009
Revenues and Other Income
Oil sales	$5,028,050	$7,352,494	$5,038,446	$1,956,193	$1,433,369
Gas sales	772,073	1,020,945	930,330	915,086	634,019
Other liquids	3,985	12,360	-	20,658	17,376
Interest income	253,150	355,357	368,251	24,318	10,338
Gain on cancellation of portion of embedded derivative(options)	-	-	-	-	1,248,072
Gain on movement in fair value of embedded derivative	-	-	-	-	1,536,983
Gain on sale of exploration acreage	-	-	73,199,687	-	-
Other	211,736	58,598	2,245	58,929	27,886
Total Revenues and Other Income	6,268,994	8,799,754	79,538,959	2,975,184	4,908,043

	Fiscal Year Ended June 30
	2013	2012	2011	2010	2009
Expenses
Lease operating expense	$(3,466,339)	$(2,789,902)	$(1,678,510)	$(908,283)	$(906,631)
Depletion, depreciation and amortization	(1,975,932)	(2,776,005)	(1,832,558)	(1,160,385)	(1,023,828)
Impairment of oil and natural gas properties	(259,529)	(635,464)	-	(71,151)	(483,167)
Exploration and evaluation expenditure (note 1)	(7,929,204)	(30,559,458)	(404,031)	(1,569,455)	(4,861,545)
Accretion of asset retirement obligations	(55,326)	(23,603)	(23,909)	(26,196)	(23,022)
General and administrative	(6,313,993)	(7,880,966)	(8,561,734)	(3,300,233)	(4,811,922)
Interest expense, net of capitalized costs	-	-	(906,838)	(1,423,938)	(5,574,131)

Total Expenses	(20,000,323)	(44,665,398)	(13,407,580)	(8,459,641)	(17,684,246)
Income (loss) from continuing operations	(13,731,329)	(35,865,644)	66,131,379	(5,484,457)	(12,776,203)
Income tax (provision)/ benefit	2,010,280	4,629,193	(14,695,544)	-	-
Earnings from continuing operations	(11,721,049)	(31,236,451)	51,435,835	(5,484,457)	(12,776,203)
Total income (loss) from discontinued operations, net of income taxes	-	-	2,712,387	(18,679,899)	2,598,514
Net Income (Loss)	$(11,721,049)	$(31,236,451)	$54,148,222	$(24,164,356)	$(10,177,689)

Basic – cents per share	$(0.61)	$(1.78)	3.06	(0.56)	(5.88)
Diluted – cents per share	$(0.61)	$(1.78)	2.61	(0.56)	(5.88)

Net earnings per common share from discontinued operations:
Basic – cents per share	$-	$-	0.16	(1.91)	1.20
Diluted – cents per share	$-	$-	0.14	(1.91)	1.20

Weighted average common shares outstanding:
Basic	1,935,438,970	1,752,408,357	1,680,247,878	978,983,187	217,248,877
Diluted	1,935,438,970	1,752,408,357	1,968,053,691	978,983,187	217,248,877

	Fiscal Year Ended June 30
	2013	2012	2011	2010	2009
Cash flow data:
Cash flow provided by/(used in) operations	$2,182,311	$2,820,481	$(10,509,390)	$(1,210,080)	$(46,673)

Cash flow provided by /(used in) investing activities	(17,405,124)	(42,732,283)	69,438,106	(5,834,554)	(1,082,641)

Cash flow provided by/(used in) financing activities	$9,050,000	$632,101	$(7,661,155)	$11,271,787	$(2,330)

Other financial data:
Capital expenditure – oil and gas properties	$(8,371,024)	$(3,384,858)	$(4,793,225)	$(3,581,518)	$(274,946)

Capitalized exploration expenditure and undeveloped acreage	(6,263,316)	(5,172,706)	(3,347,738)	-	-

Balance sheet data:
Cash and cash equivalents	$13,170,627	$18,845,894	$58,448,477	$5,885,735	$1,522,632

Property, plant and equipment, net of depletion and impairment	20,359,675	14,338,441	14,214,774	20,330,897	38,991,421

Total assets	52,727,175	55,723,239	81,597,832	32,895,960	41,266,248

Borrowings	-	(7,322)	(29,769)	(11,283,999)	(16,846,207)

Total shareholders’ equity	$44,907,319	$48,173,079	$77,926,665	$18,990,905	$23,459,943

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other information appearing in this Annual Report on Form 10-K. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Samson Oil & Gas Limited and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our strategy is to focus on the exploration, exploitation and development of our two major oil plays – the Niobrara in Goshen County, Wyoming and the Bakken in Williams County, North Dakota. We are in the early stages of our first Niobrara shale project – the Hawk Springs Project – and also of our Montana Bakken shale project – the Roosevelt Project.

In 2010 we decided to move our focus from natural gas to oil. We sold natural gas assets and following the successful drilling and completion of three oil wells in our North Stockyard Field, our oil production and proved reserves increased. We continue to endeavor to increase our oil reserves.

Our net oil production was 61,640 barrels of oil for the year ended June 30, 2013 compared to 87,956 barrels of oil for the year ended June 30, 2012. Our net gas production was 167,083 Mcf for the year ended June 30, 2013 compared to 214,463 Mcf for the year ended June 30, 2012.

Recent Developments

Since the end of fiscal 2012, we have acquired new exploratory and developmental drilling properties, consolidated our ownership position in the North Stockyard project, conducted exploratory and developmental drilling in our these new and existing properties, obtained permits for drilling up to 8 developmental wells in our North Stockyard and Rainbow projects, and raised approximately $13 million in new equity capital to fund our drilling programs. We also continue to explore additional sources of new capital, including a sale or joint development arrangement of our Roosevelt Project as well as conventional bank financing.

Based on the positive developmental drilling results from the North Stockyard field to date, we repositioned our ownership position geographically through an acreage swap, concentrating our ownership in the northern tier of the existing project. We then drilled, as operator, two new developmental wells, the Billabong and the Sale and Anchor wells. Before completing those two wells, however, we entered into a farm out transaction with another company with significant operating experience in the area by which we divested half of our equity position in the northern tier in exchange for $5.562 million in cash and other consideration. Neither the acreage swap nor the farm out reduced our ownership interest in the currently producing wells in the field. We will receive an additional $891,000 upon delivery of a useable wellbore for the Billabong well. With an experienced operator as an equal equity partner in the project going forward, we are now well positioned to fulfill the capital intensive developmental drilling of the remainder of the field.

Also, in April of 2013, we acquired, in two tranches, a net 1,225 acres in two 1,280 acre drilling units in the Rainbow Project in Williams County, North Dakota, near the North Stockyard project. We transferred 160 net acres from our 1,200 acre undeveloped acreage holding in North Stockyard project and will provide a $1.2 million carry to the vendor, for the first (10% carry) and second (2% carry) development wells in exchange for our 950 net acres in the Rainbow Project.  We are in the process of applying for 4 drilling permits in our Rainbow Project.

To date, the exploratory drilling results in our Hawk Springs, South Prairie and Roosevelt projects have been below expectations.  As a result, during the fiscal year ended June 30, 2013, we wrote off $7.3 million in previously capitalized exploration costs in relation to the Spirit of America II well in Hawk Springs.  At South Prairie, the first well drilled was plugged and abandoned based on the logging and show results.  At Roosevelt, we have considered alternatives to continuing the expensive exploratory drilling program that property, and we even agreed to sell the entire project, but the purchaser failed to close the transaction.

During this same time, we engaged in various transactions to raise sufficient capital to support our ambitious drilling programs. In March and April 2013, we raised net proceeds of $3.2 million in the U.S. through the sale of American Depositary Shares (ADSs)(represented by ordinary shares) and warrants to purchase ordinary shares via a registered direct offering. We then conducted a rights offering by which we offered to all of our shareholders, including holders of ordinary shares and American Depositary Shares, the right to purchase one ordinary share and 4/10 of a warrant to purchase ordinary share for every three ordinary share, or ADS equivalent, owned, raising $2.5 million in net proceeds.  As permitted by Australian law, we then conducted a shortfall placement of the shares not purchased by existing shareholders in the rights offering. The shortfall placement was conducted in the U.S. and Australia in August 2013 on the same terms as the rights offering, raising approximately $7.0 million. We are currently evaluating other capital raising options, including a secured debt facility.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated, including results from discontinued operations.

	Fiscal Year ended June 30,
	2013	2012	2011
Production Volume:
Oil (Bbls)	61,640	87,956	64,405
Natural gas (Mcf)	167,083	214,463	423,077
BOE	89,487	123,700	134,918

Oil Price per Bbl Produced (in dollars):
Realized price	$81.57	$83.59	$79.28

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$4.62	$4.76	$3.59

	Fiscal Year ended June 30,
	2013	2012	2011
Expense per BOE:
Lease operating expenses	$31.68	$14.59	$8.34
Production and property taxes	$7.06	$7.80	$5.81
Depletion, depreciation and amortization	$22.08	$21.71	$16.02
General and administrative expense	$70.56	$63.71	$55.34
Interest expense, net of amounts capitalised	$-	$-	$6.89

Comparison of Year Ended June 30, 2013 to year ended June 30, 2012

	Year ended		Variance	% Change
Item	June 30, 2013	June 30, 2012
Continuing Operations
Oil and gas revenues	$5,804,108	$8,385,799	$(2,581,691)	-31%
Interest income	253,150	355,357	(102,207)	-29%
Other income	211,736	58,598	153,138	261%
Lease operating expense	(3,466,339)	(2,789,902)	(676,437)	24%
Depletion, depreciation and amortization	(1,975,932)	(2,776,005)	800,073	-29%
Impairment of oil and gas properties	(259,529)	(635,464)	375,935	0%
Exploration and evaluation expenditure	(7,929,204)	(30,559,458)	22,630,254	-74%
Accretion of Asset Retirement Obligations	(55,326)	(23,603)	(31,723)	0%
General and administrative cost	(6,313,993)	(7,880,966)	1,566,973	-20%
Income tax (expense)/benefit	2,010,280	4,629,193	(2,618,913)	-57%
Net income (loss)	$(11,721,049)	$(31,236,451)	$19,515,402

Net income (loss)

The result for the fiscal year ended June 30, 2013 was a net loss attributable to shareholders, after income tax, of $11.7 million, compared to a net loss attributable to shareholders, after income tax, of $31.2 million for the year ended June 30, 2012.  The net loss in 2013 was due to significant write offs in relation to previously capitalized exploration expenditure.

We wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor completion results in relation to our Spirit of America II well in our Hawk Springs Project in Goshen County, Wyoming. One zone of the well still requires fracture stimulation and maybe be productive for hydrocarbons, however it is unlikely that we will recover drilling costs associated with this well and therefore the costs associated with drilling the well have been expensed.

Oil and gas revenues

Oil and gas revenues decreased from the year ended June 30, 2012 to the year ended June 30, 2013, from $8.4 million to $5.8 million.  The decrease is a result of a combination of a decrease in oil production for the year and a decrease in the average oil price realized. Oil production decreased from 87,956 Bbls for the year ended June 30, 2012 to 61,640 Bbls for the year ended June 30, 2013. The decrease in oil produced is a result of the expected decline in oil production which was in line with the estimated decline curve and a result of down time experienced in the North Stockyard project for workover operations. The average oil sale price received decreased slightly from $83.59 per barrel for the year ended June 30, 2012 to $81.57 per barrel for the year ended June 30, 2013.

The realized gas price decreased from $4.76 per Mcf for the year ended June 30, 2012 to $4.62 per Mcf for the year ended June 30, 2013.   Our natural gas production decreased for the year ended June 30, 2013 to 167,083 Mcf from 214,663 Mcf for the year ended June 30, 2012.  The decline is a result of the decrease in production associated with the age of our gas reservoirs.

Impairment

Included in the loss for fiscal year ended June 30, 2013 is $259,529 of impairment expense of oil and gas properties compared to $635,464 for fiscal year ended June 30, 2012. The current year impairment is result of the poor production results of our non-operated wells, the Abercrombie and Riva Ridge, in the Roosevelt area.

Exploration expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2013, to $7.9 million from $30.6 million for the year ended June 30, 2012. We wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor drilling results from our Spirit of America II well in our Hawk Springs project in Goshen County, Wyoming. One stage of this well remains to be completed and while it may prove to be productive for hydrocarbons, it is unlikely that we will recover our costs associated with drilling this well. The remaining $0.6 million relates to other general exploration expenditure on our two main exploration projects, including delay rentals – Hawk Springs and Roosevelt, in particular in relation to our exploratory wells Australia II and Gretel II.

Lease operating expenses

Lease operating expenses increased from $2.8 million for fiscal year 2012 to $3.5 million in fiscal year 2013.   Lease operating expense per BOE increased significantly from $14.59 for fiscal year 2012 to $31.68 for fiscal year 2013.  We incurred significant lease operating costs in our Roosevelt project and Hawk Springs project, attempting to increase our production volumes on our Defender, and Australia II and Gretel II wells, respectively. These attempts were unsuccessful and did not lead to a significant increase in the production from these wells.

The production environment in our North Stockyard field is extremely harsh with high salt levels in the produced water. This has led to high water disposal costs and increased repairs and maintenance cost for the pumping equipment. During the latter part of the fiscal year 2013, the operator of the North Stockyard field drilled a salt water disposal well. Although we have limited production data from this well as it has only been operating for 4 months, our salt water disposal costs for these four months have effectively been reduced to nil.

Our production taxes also decreased slightly from $7.79 per BOE for fiscal year 2012 to $7.06 per BOE for fiscal year 2013.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense decreased from $2.8 million for fiscal year 2012 to $2.0 million in fiscal year 2013.  This was a result of decreased production activity during the current year. Depreciation and depletion per BOE for fiscal year 2013 increased to $22.08 compared to $21.71 for fiscal year 2012.

General and administrative expense

General and administrative expense decreased from the year ended June 30, 2012 to the year ended June 30, 2013 from $7.9 million to $6.3 million. Included within general and administrative expenditure is share-based payments of $1.2 million for fiscal year 2012 compared to $0.2 million for fiscal year 2013.  This decrease is associated with the expensing of the fair value of options granted to all staff and executives during 2012. Salary and employee benefits decreased from $3.0 million for the year ended June 30, 2012 to $2.4 million for the year ended June 30, 2013 due, in part, to a decrease in bonus payable during the year ended June 30, 2013. No bonus was accrued during the year ended June 30, 2013.

Other administrative costs increased slightly, including investor relations, travel, legal and audit expenses, from $3.6 million for the year ended June 30, 2012 to $3.7 million for the year ended June 30, 2013.

Income tax expense benefit

We recorded an income tax benefit from continuing operations of $2.0 million in fiscal 2013 compared to $4.6 million benefit in the prior year.

The income tax benefit recognized in the current and prior year is due to the carry back of certain expenditures incurred in the current and prior year to the income tax paid during the year ended June 30, 2011. We have received the total benefit available to us from the carry back provisions and do not expect to recognize income tax benefit in future periods.

Comparison of Year Ended June 30, 2012 to year ended June 30, 2011

	Year ended		Variance	% Change
Item	June 30, 2012	June 30, 2011
Continuing Operations
Oil and gas revenues	$8,385,799	$5,968,776	$2,417,023	40%
Interest income	355,357	368,251	(12,894)	-4%
Gain sale of exploration acreage	-	73,199,687	(73,199,687)	-100%
Other income	58,598	2,245	56,353	2510%
Lease operating expense	(2,789,902)	(1,678,510)	(1,111,392)	66%
Depletion, depreciation and amortization	(2,776,005)	(1,832,558)	(943,447)	51%
Impairment of oil and gas properties	(635,464)	-	(635,464)	0%
Exploration and evaluation expenditure	(30,559,458)	(404,031)	(30,155,427)	7464%
Accretion of Asset Retirement Obligations	(23,603)	(23,909)	306	0%
General and administrative cost	(7,880,966)	(8,537,825)	656,859	-8%
Interest expense, net of capitalized costs	-	(930,747)	930,747	-100%
Income tax (expense)/benefit	4,629,193	(14,695,544)	19,324,737	-132%
Loss from discontinued operations	-	2,712,387	(2,712,387)	-100%
Net income (loss)	$(31,236,451)	$54,148,222	$(85,384,673)

Net income (loss)

The result for the fiscal year ended June 30, 2012 was a net loss attributable to shareholders, after income tax, of $31.2 million, compared to a net profit attributable to shareholders, after income tax, of $54.1 million for the year ended June 30, 2011 due to a large acreage sale.  The net loss in 2012 was due to significant write offs in relation to previously capitalized exploration expenditure.

During the fiscal year ended June 30, 2012 we wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of poor drilling results in relation to our Roosevelt project, Roosevelt County, Montana. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations following the unsuccessful drilling of Spirit of America I in our Hawk Springs project in Goshen County, Wyoming. Numerous operational issues were encountered with drilling this well and it ultimately failed to reach its target.

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2011 to the year ended June 30, 2012, from $6.0 million to $8.4 million.  The increase is a result of a combination of an increase in oil production for the year and an increase in the average oil price realized. The average oil sale price received increased from $79.43 per barrel for the year ended June 30, 2011 to $83.59 per barrel for the year ended June 30, 2012.  In addition oil production increased from 64,405 Bbls for the year ended June 30, 2011, inclusive of properties included within discontinued operations, to 87,956 Bbls for the year ended June 30, 2012.

The realized gas price increased from $3.86 per Mcf for the year ended June 30, 2011 to $4.76 per Mcf for the year ended June 30, 2012.  However, our natural gas production decreased for the year ended June 30, 2012 to 214,463 Mcf from 423,077 Mcf for the year ended June 30, 2011.  The decrease in gas production is primarily due to the sale of our interests in the Jonah and Lookout Wash properties effective December 31, 2011.

Gain on sale of exploration acreage

Sale of exploration acreage decreased from $73,199,687 for the year ended June 30, 2011 to $nil for the year ended June 30, 2012.  The sale in the prior year was our sale of exploration acreage in Hawk Spring Project area in Goshen County, Wyoming.  This was a one-off sale and is not expected to be repeated again in the foreseeable future.

Impairment

Included in the loss for fiscal year ended June 30, 2012 is $635,464 of impairment expense of oil and gas properties compared to $nil for fiscal year ended June 30, 2011. $0.4 million of this impairment relates to the impairment of asset portion of the asset retirement obligation recognized following the drilling of four wells this year – Defender, Australia II, Gretel II and Spirit of America I. The remaining $0.3 million of this impairment expense relates to our Davis Bintliff well in Brazoria County, Texas. This well is a gas well and its value has declined in line with the recent decline witnessed in natural gas prices. The well continues to produce natural gas in line with our expected production decline curve.

Exploration expenditures

Exploration expenditures increased significantly for the year ended June 30, 2012, to $30.6 million from $0.4 million for the year ended June 30, 2011. We wrote off $24.7 million in exploration expenditure in the Statement of Operations as a result of poor drilling results from two wells in the Roosevelt Project. We also wrote off $4.9 million in exploration expenditure in the Statement of Operations as a dry hole cost associated with drilling the Spirit of America well in our Hawk Springs Project. Operational difficulties were encountered while drilling this well, and it failed to meet its target. In addition, $0.3 million was capitalized in relation to preliminary work performed on wells now unlikely to be drilled in the immediate future in our Hawk Springs Project. The remaining $0.6 million relates to other general exploration expenditure on our two main exploration projects – Hawk Springs and Roosevelt.

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

General and administrative expense

General and administrative expense decreased from the year ended June 30, 2011 to the year ended June 30, 2012 from $8.6 million to $7.9 million. Included within general and administrative expenditure is share based payments of $1.2 million for fiscal year 2012 compared to $2.2 million for fiscal year 2011.  This decrease is associated with the expensing of the fair value of options granted to all staff and executives during 2011. Also in 2011 $0.5 million of cash bonus payments were made spread across all employees for the year ended June 30, 2011 following the successful sale of some of our Hawk Springs acreage. Bonuses of $0.5 million were expensed in the current year following the achievement of certain performance criteria, including $0.1 million relating to the bonus period from January 1, 2012 to June 30, 2012 which has not been paid at year end.

Other administrative costs also increased following increased activity, including investor relations, travel, legal and audit expenses, from $1.8 million for the year ended June 30, 2011 to $2.2 million for the year ended June 30, 2012.

Income tax expense/( benefit)

We recorded an income tax benefit from continuing operations of $4.6 million in fiscal 2012 compared to $14.7 million provision in the prior year. In the prior year income tax expense from continuing operations has been reduced by $7.9 million, as result of the income tax benefit recognized in discontinued operations.

The income tax benefit recognized in the current year is due to the carry back of certain expenditures incurred in the current year to the prior year income tax paid.

Discontinued operations

We recorded a gain from discontinued operations of $2.7 million for the fiscal year ended June 30, 2011 compared to $nil for the fiscal year ended June 30, 2012, net of income tax. The discontinued operations for 2011 consist of our working interests in the Jonah and Lookout Wash fields in Carbon and Sublette Counties, Wyoming.  These operations were sold in March 2011.  We recognized an income tax benefit of $7.9 million in relation to this sale which will reduce our income tax expense. We also recognized a net loss on the sale of these assets of $5.4 million in the current year, which is included in the total loss from discontinued operations.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
	2013	2012	2011
Cash provided by (used in) operating activities	$2,182,311	$2,820,481	$(10,509,390)
Cash provided by (used in) investing activities	(17,405,124)	(42,732,283)	69,438,106
Cash provided by (used in) financing activities	9,050,000	632,101	(7,661,155)

Capital Resources

During the fiscal year ended June 30, 2013 our main source of liquidity was cash on hand and proceeds from equity issues and exercise of options. During the year ended June 30, 2012, our main source of liquidity was cash on hand and cash flow from our producing properties.

During the fiscal year ended June 30, 2013, 214,002,238 1.5 Australian cent warrants were exercised for net proceeds of $3.34 million to us. The warrants were previously issued as part of a public rights offering conducted in October 2009.

In addition, during the fiscal year ended June 30, 2013, we conducted two registered direct equity offering and one rights offering. Subsequent to year end we conducted one registered direct equity offering in the form of a shortfall offering to our previously conducted rights offering. We issued 128,935,387 ordinary shares priced at 2.5 cents (Australian) each to raise US$3.35 million to investors in the United States in the two registered direct offerings. We also issued 114,335,711 ordinary shares at the same price to raise $2.7 million in the rights offering to our existing shareholders.

In August 2013, we issued 318,452,166 ordinary shares to U.S. and Australian investors at 2.5 cents (Australian) each and 127,380,866 new warrants. The placement was a portion of the shortfall in the rights offering completed by us in May 2013. The warrants have an exercise price of 3.8 cents (Australian) and an expiry date of March 31, 2017. The placement raised approximately $6.7 million, after expenses.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. There is no guarantee that we will be able to fund all of the planned expenditure from our existing working capital or be able to raise the funds through the debt or equity markets.

During the fiscal year ended June 30, 2012, 39,913,038 1.5 Australian cent warrants were exercised for net proceeds of $0.6 million to us. The warrants were previously issued as part of a public rights offering conducted in October 2009.

During the fiscal year ended June 30, 2011, 70,072,446 1.5 Australian cent warrants were exercised for net proceeds of $1.1 million to us. These warrants were also issued in the October 2009 public rights offering.

During the year ended June 30, 2011 we repaid in full our debt facility with Macquarie Bank Limited. This facility has been cancelled and cannot be drawn against.

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

2011, 2012 and 2013 Capital Expenditures

We spent $14.6 million on capital expenditures (including capitalized exploration expenditure and work in progress) in the fiscal year ended June 30, 2013. In our North Stockyard project we spent $1.5 million on drilling and constructing a salt water disposal facility. This facility has significantly reduced our salt water disposal costs in this project. We also spent $6.3 million drilling our infill wells in our North Stockyard project. We spent $0.2 million on new equipment in our currently producing wells in our North Stockyard project. We spent $2.5 million on land and seismic information in our South Prairie project in North Dakota. We spent $0.7 million on the acquisition of additional acreage in our Roosevelt project in Montana. We spent $2.4 million in additional costs of our Spirit of America II well in our Hawk Springs project.

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

Approximately $8.0 million remains capitalized on the Roosevelt Project.

We spent $6.0 million on capital expenditures in the fiscal year ended June 30, 2011. Almost the entire amount was spent on drilling activity in the oil and gas properties in which we have an interest and, in particular, in the North Stockyard Field in Williams County, North Dakota.

Estimated 2014 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2014 is estimated at $20 million. We plan to deploy the entire amount drilling eight infill PUD locations at our North Stockyard property in North Dakota.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. We will not be able to fund all of the planned expenditure from our existing working capital and there is no guarantee we will be able to raise the funds through the debt or equity markets.

Commitments and Contingencies

As of June 30, 2013 the aggregate amounts of contractually obligated payment commitments for the next five years were as follows:

Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Asset retirement obligations (1)	$868,589	$-	$427,977	$-	$-	$-	$440,612
Operating leases (2)	412,483	134,361	136,669	131,159	10,294	-	-
Drilling carry - Rainbow Project	1,000,000	1,000,000
Total	2,281,072	1,134,361	564,646	131,159	10,294	-	440,612

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2013 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.

(2)	Operating leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.

Off-Balance Sheet Arrangements

At June 30, 2013, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

During the year ended June 30, 2013 we acquired a net 1,225 acres in two 1,280 acre drilling units located in the Rainbow Project, Williams County, North Dakota. The acquisition involved an acreage trade by the parties and a future carry of the vendor by us in the initial drilling program on the Rainbow Project. We transferred 160 net acres from its 1,200 acre undeveloped acreage holding in North Stockyard and the vendor will fund its share (between 7.5% and 8.5%) of the North Stockyard initial infill program. We have acquired 950 net acres in the Rainbow Project from the vendor for this acreage trade and will provide a $1 million carry (10%) to the vendor, for the first development well to be drilled in the Rainbow Project. We also have the ability, subject to the vendor acquiring additional acres, to acquire a further 274 acres by carrying the vendor for $0.7 million in the second well in the project. During the year ended June 30, 2012 we acquired 37,208 acres in our Roosevelt Project in Roosevelt County, Montana for approximately $6.8 million. We also acquired 2,377 acres in our Hawk Springs Project in Goshen County, Wyoming for approximately $0.56 million.

Divestitures

In August 2013 we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.562 million in cash and other consideration. We retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction we have terminated our rig contract with Frontier, with no penalty payment. Slawson is now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage, we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail and Anchor wells. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post closing adjustments. The Billabong well bore is currently scheduled to undergo a workover operation during October 2013, following the completion of the frac of Sail and Anchor, current scheduled for mid-September 2013.

Trends Affecting Our Results of Operation

Lease Operating Expenses

Lease operating expenses have shown a general rising trend over the past three years.  As we are not operator of our material field, these costs are largely outside of our control.

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

During the year ended June 30, 2013 we expensed $7.4 million in exploration expenditure written off in relation to our Spirit of America II well in our Hawk Springs project in Goshen County.

Carrying Value of Proved Undeveloped Reserves

Proved undeveloped reserves are expected to be recovered from new wells on undeveloped acreage, from deepening existing wells to a different reservoir or where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our proved undeveloped fields are approximately $29 million, though we may we obtain additional financing or make other arrangements to develop these properties. Economic development is also heavily dependent upon future commodity prices and the activities of the operators of our properties.  As such, the timing of drilling and development activities depends upon a number of factors that are outside of our control. As at the date of this filing, we continue to expect that these fields will ultimately be developed by their operators and that the costs capitalized will be recoverable from future operations, but the timing of such development remains dependent on prevailing prices, particularly for those properties focused on natural gas.  Whenever oil and gas properties are developed, however, there is no assurance that there will not be future impairment of the costs incurred to drill the new wells.  The carrying value of proved undeveloped assets recorded in the Balance Sheet as at June 30, 2013 was $nil, however, as we have historically not had proved undeveloped reserves.

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

Asset Retirement Obligations

The accounting standards set forth by the FASB with respect to accounting for asset retirement obligations provide that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under this method, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with the offsetting charge to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value vary depending on the estimated timing of the relevant obligation, but typically ranged between 5% and 9%. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in reserve estimates and the economic life of oil and natural gas properties could affect the timing of such costs and accordingly the present value of such costs.

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

No interest has been capitalized during the year ended June 30, 2012 or 2013 as we did not have any outstanding debt, therefore incurred no interest.

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

Recently Adopted Accounting Standards

Presentation of Comprehensive Income .. On June 16, 2011, the FASB issued changes related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. These changes are intended to enhance comparability between entities that report under U.S. GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The new requirement is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of this standard did have a material impact on our financial statements.

Fair Value Measurement . On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. With the exception of the disclosure requirements, the adoption of these changes did not have a significant impact on our financial statements.

Recently Issued Accounting Pronouncements

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide consistency in the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its agreement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the Update also requires disclosures about the nature as well as other information about the obligations. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is required. Early adoption is permitted. We have not yet begun the process of assessing the impact of this standard on our financial statements and do not except to adopt the standard earlier than its effective date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market or price risks.

Commodities Price Risk.   Our financial condition, results of operations and capital resources are  dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our development activities.

Impact of a change in oil and gas prices for the year ended June 30, 2013

	$ value of impact on net loss		% value of impact on net loss
Increase of 10% in oil and gas prices	Decrease by	$580,012	Decrease by	4.95%
Decrease of 10% in oil and gas prices	Increase by	$580,012	Increase by	4.95%

Impact of a change in oil and gas prices for the year ended June 30, 2012

	$ value of impact on net loss		% value of impact on net loss
Increase of 10% in oil and gas prices	Decrease by	$837,344	Decrease by	2.68%
Decrease of 10% in oil and gas prices	Increase by	$837,344	Increase by	2.68%

Impact of a change in oil and gas prices for the year ended June 30, 2011

	$ value of impact on net profit		% value of impact on net profit
Increase of 10% in oil and gas prices	Increase by	$672,034	Decrease by	1.24%
Decrease of 10% in oil and gas prices	Decrease by	$672,034	Increase by	1.24%

Interest Rate Risk.   We have minimal interest rate risk as we have no debt and do not rely on cash from interest revenue as a source of capital.

Foreign Currency Risk.   As our assets, liabilities and financial transactions are primarily denominated in U.S. dollar, we changed our presentation currency during the prior year to U.S. dollar.  This has reduced the impact of fluctuations in the exchange rate on our financial statements and the foreign currency risk associated with our financial statements.  We currently hold approximately US$7.3 million equivalent to A$7.9 million, in Australian dollars with the National Australia Bank in Australia.  These funds are in part used to pay Australian dollar expenses incurred by our office in Perth, Western Australia, though a portion maybe repatriated to the United States in the foreseeable future. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these balances.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 66 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ” )) as of June 30, 2013. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2013, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by our independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting.   There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2013 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 66.

Exhibits – to be updated

Number	Description

3	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20-F filed on July 6, 2007, as amended by Form 20-F/A).

4	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).

10.10	2013 Bonus Plan (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2013).

10.11	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.12	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.13	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2012).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99	Report of Ryder Scott Company, L.P. Regarding the Registrant’s Reserves as of June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 16, 2013
Terence Barr

/s/Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 16, 2013
Robyn Lamont

/s/Victor Rudenno	Director	September 16, 2013
Victor Rudenno

/s/Keith Skipper	Director	September 16, 2013
Keith Skipper

/s/DeAnn Craig	Director	September 16, 2013
DeAnn Craig

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Samson Oil & Gas Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Denver, Colorado

September 16, 2013

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,170,627	$18,845,894

Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	3,090,666	1,288,159
Prepayments	411,113	344,108
Pipe inventory – held by third party	78,944	78,944
Income tax receivable	777,804	4,347,456
Total current assets	17,529,154	24,904,561
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment	19,992,018	13,890,380
Other property and equipment, net of accumulated depreciation and amortization of $351,037 and $252,254 at June 30, 2013 and June 2012, respectively	367,657	448,061

Net property, plant and equipment	20,359,675	14,338,441
OTHER ASSETS
Undeveloped capitalized acreage	12,369,412	10,017,287
Capitalized exploration expense	2,468,934	6,362,989
Other	79,490	99,961
TOTAL ASSETS	$52,806,665	$55,723,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,381,407	$5,269,748
Accrued liabilities	5,406,982	1,229,982
Provision for annual leave	242,368	234,536
Total current liabilities	7,030,757	6,734,266
Capitalized lease	-	7,322
Asset retirement obligations	868,589	808,572
Total liabilities	7,899,346	7,550,160
STOCKHOLDERS’ EQUITY – nil par value

Common stock, 2,229,165,163 (equivalent to 111,458,258 ADRs) and 1,771,891,827 (equivalent to 88,594,591 ADRs) shares issued and outstanding at June 30, 2013 and 2012, respectively)	92,717,784	83,467,987

Other comprehensive income	1,978,250	2,772,758
Retained earnings (accumulated deficit)	(49,788,715)	(38,067,666)
Total stockholders’ equity	44,907,319	48,173,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,806,665	$55,723,239

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	June 30
	2013	2012	2011
REVENUES AND OTHER INCOME:
Oil sales	$5,028,050	$7,352,494	$5,038,446
Gas sales	772,073	1,020,945	930,330
Other liquids	3,985	12,360	-
Interest income	253,150	355,357	368,251
Gain on sale of exploration acreage	-	0	73,199,687
Other	211,736	58,598	2,245
TOTAL REVENUE AND OTHER INCOME	6,268,994	8,799,754	79,538,959

EXPENSES:
Lease operating expense	(3,466,339)	(2,789,902)	(1,678,510)
Depletion, depreciation and amortization	(1,975,932)	(2,776,005)	(1,832,558)
Impairment of oil and natural gas properties	(259,529)	(635,464)	-
Exploration and evaluation expenditure	(7,929,204)	(30,559,458)	(404,031)
Accretion of asset retirement obligations	(55,326)	(23,603)	(23,909)
General and administrative	(6,313,993)	(7,880,966)	(8,561,734)
Interest expense, net of capitalized costs	-	0	(906,838)
TOTAL EXPENSES	(20,000,323)	(44,665,398)	(13,407,580)
Income (loss) from continuing operations	(13,731,329)	(35,865,644)	66,131,379
Income tax (provision)/ benefit	2,010,280	4,629,193	(14,695,544)
Earnings from continuing operations	(11,721,049)	(31,236,451)	51,435,835
Total income (loss) from discontinued operations, net of income taxes	-	0	2,712,387
Net income (loss)	$(11,721,049)	$(31,236,451)	$54,148,222
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign Currency Translation gain (loss)	(794,508)	(317,037)	1,253,147
Total comprehensive (loss)/gain for the period	$(12,515,557)	$(31,553,488)	$55,401,369

Net earnings per common share from continuing operations:
Basic – cents per share	(0.61)	(1.78)	3.06
Diluted – cents per share	(0.61)	(1.78)	2.61

Net earnings per common share from discontinued operations:
Basic – cents per share	-	-	0.16
Diluted – cents per share	-	-	0.14

Weighted average common shares outstanding:
Basic	1,935,438,970	1,752,408,357	1,680,247,878
Diluted	1,935,438,970	1,752,408,357	1,968,053,691

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Retained	Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Income (Loss)	Total Equity
Balance at July 1, 2010	$78,133,694	$(60,979,437)	$1,836,648	$18,990,905
Net Income	-	54,148,222	-	54,148,222
Foreign currency translation	-	-	1,253,147	1,253,147
Total comprehensive income for the period	-	54,148,222	1,253,147	55,401,369
Share based payment	150,617	-	-	150,617
Stock based compensation	2,322,860	-	-	2,322,860
Issue of share capital	1,098,028	-	-	1,098,028
Share issue costs	(37,114)	-	-	(37,114)
Balance at June 30, 2011	$81,668,085	$(6,831,215)	$3,089,795	$77,926,665
Net loss	-	(31,236,451)	-	(31,236,451)
Foreign currency translation	-	-	(317,037)	(317,037)
Total comprehensive loss for the period	-	(31,236,451)	(317,037)	(31,553,488)
Stock based compensation	1,167,801	-	-	1,167,801
Issue of share capital	632,101	-	-	632,101
Balance at June 30, 2012	$83,467,987	$(38,067,666)	$2,772,758	$48,173,079
Net loss	-	(11,721,049)	-	(11,721,049)
Foreign currency translation	-	-	(794,508)	(794,508)
Total comprehensive loss for the period	-	(11,721,049)	(794,508)	(12,515,557)
Stock based compensation	199,437	-	-	199,437
Issue of share capital	9,409,451			9,409,451
Share issue costs	(359,091)	-	-	(359,091)
Balance at June 30, 2013	$92,717,784	$(49,788,715)	$1,978,250	$44,907,319

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30
	2013	2012	2011
Cash flows from operating activities
Receipts from customers	$6,301,239	$8,778,983	$6,281,825
Cash received from commodity derivative financial instruments	-	38,508	152,171
Payments to suppliers & employees	(9,952,928)	(9,296,930)	(7,073,109)
Interest received	253,000	355,945	368,251
Interest paid	-	-	(878,528)
Income taxes paid	5,581,000	2,943,975	(9,360,000)
Net cash flows provided by/ (used in) operating activities	2,182,311	2,820,481	(10,509,390)
Cash flows from investing activities
Proceeds from sale of listed shares	-	-	49,040
Proceeds from sale of exploration acreage	-	-	73,199,687
Proceeds from sale of oil and gas properties	-	-	6,262,374
Payments for plant & equipment	(24,000)	(189,599)	(280,663)
Payments for exploration and evaluation	(11,253,246)	(39,987,483)	(3,751,769)
Payments for oil and gas properties	(6,127,878)	(2,555,201)	(6,040,563)
Net cash flows (used in)/ provided by investing activities	(17,405,124)	(42,732,283)	69,438,106
Cash flows from financing activities
Proceeds from issue of share capital	9,409,000	632,101	3,969,374
Repayment of borrowings	-	-	(11,386,247)
Payments for costs associated with capital raising	(359,000)	-	(244,282)
Net cash flows (used in)/ provided by financing activities	9,050,000	632,101	(7,661,155)
Net (decrease)/ increase in cash and cash equivalents	(6,172,813)	(39,279,701)	51,267,561

Cash and cash equivalents at the beginning of the year	18,845,894	58,448,477	5,885,735
Effects of exchange rate changes on cash and cash equivalents	497,546	(322,882)	1,295,181
Cash and cash equivalents at end of year	$13,170,627	$18,845,894	$58,448,477

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2013 or 2012.

Other income in the prior year primarily includes amounts from derivative contracts and interest from cash held. Other income in the current year, also includes a non-refundable deposit received by us in relation to the sale of our acreage position in our Roosevelt project in Roosevelt County, Montana. This sale did not close and the purchase and sale agreement associated it was terminated.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank. Bank overdrafts are included within borrowings in current liabilities on the balance sheet.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2013	2012
Oil and natural gas sales related	$818,820	$860,749
Cost recovery from JV partners	2,214,940	379,130
Other	56,906	48,280
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2013 and 2012	$3,090,666	$1,288,159

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

The cost recovery from JV partners relates to JV partners share of drilling costs associated with the current drilling program in our North Stockyard infill project.

Inventories. Inventories are comprised of tubular goods and well equipment held by a third party. All inventory balances are carried at lower of average cost or market.

Accruals.   The components of accrued liabilities for the years ended June 30, 2013 and 2012 are as follows:

	2013	2012
Bonus Accrual	-	133,168
Other accruals	5,406,982	1,096,814
	$5,406,982	$1,229,982

The bonus accrual for June 30, 2012 was $133,168 and has been determined from meeting a number of targets as set forth by the Board of Directors and Compensation Committee. The bonus was paid in September 2012.

A bonus plan is in place for the calendar year ended December 31, 2013, which is at the discretion of the Compensation Committee and is capped at 20% of each employees total bonus pool. No bonus payment has been accrued for year ended June 30, 2013.

The majority of other accruals in the current year relate to expenses incurred in relation to our infill drilling program in our North Stockyard field in North Dakota.

Oil and Natural Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2013	2012
Proved properties	$26,657,972	$25,785,108
Lease and well equipment	5,371,923	4,217,803
Work in progress	6,344,040	-
Less accumulated depreciation, depletion and impairment	(18,381,917)	(16,112,531)
	$19,992,018	$13,890,380

Undeveloped acreage	$12,369,412	$10,017,287

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

Refer to Item 1 & 2 Business Properties for further details in regards to our oil and gas properties and exploration projects.

Work in progress

Work in progress relates to costs associated with the drilling of wells in Samson’s in fill development project in its North Stockyard field. These wells were not completed as at 30 June 2013 and work is continuing on them.

In August 2013 the Company divested half its equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.562 million in cash and other consideration. The Company retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction the rig contract with Frontier was also terminated, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage, we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail and Anchor wells. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post closing adjustments.

Capitalized interest

Interest capitalization begins at the acquisition date and continues as long as development activities to prepare the asset for intended use are ongoing. No interest has been capitalized during the year ended June 30, 2013 and June 31, 2012 as we did not have any outstanding debt, therefore incurred no interest.

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

Exploration written off, including dry hole expenses

During the fiscal year ended June 30, 2013 we continued work on our Spirit of America 2 well in our Hawk Springs project in Goshen County, Wyoming. Three of the four potential completion zones were water saturated and therefore non-productive for hydro carbons. A workover is needed prior to being able to complete the remaining fourth zone. This work is planned to be completed during the coming year, however it is unlikely that the costs of the well will be recovered and $7.4 million in previously capitalized exploration costs in relation to this well were written off during quarter ended March 31, 2013.

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

Impairment

We recorded impairment charges of $0.3 million, $0.6 and $nil million for the years ended June 30, 2013, 2012 and 2011 respectively.  The charges in the current year relate to the continued poor performance of our Roosevelt Project wells – Riva Ridge, Abercrombie, Australia II and Gretel II.

The charges in the prior year were related in part to a decrease in value of our Davis Bintliff well in Brazoria County, Texas. This well is a gas well and has declined value in line with the decline in the natural gas price. It continues to perform in line with our forecast decline curve. Other prior year impairment was recorded in relation to the asset value of our asset retirement obligation in relation to exploratory wells drilled during June 30, 2012 – Defender, Spirit of America I, Australia II and Gretel II.

The charges in 2010 were primarily as a result of decreases in commodity prices, in particular natural gas seen in recent years.

Other Property and Equipment.

Other property and equipment, which includes leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight–line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 was $101,484, $90,015 and $50,532, respectively.

Other property and equipment consists of the following at June 30:

	2013	2012

Furniture, fittings and equipment	$718,694	$700,315
Less accumulated depreciation	(351,037)	(252,254)
	$367,657	$448,061

Derivative Financial Instruments.   The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. All of the Company's derivative counterparties are commercial banks that were previously parties to its revolving credit facility. The Company has elected not to apply hedge accounting to any of its derivative transactions and consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges. The Company had no oil and gas hedges in place as at June 30, 2013.

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

The following table details the weighted average dilutive and anti-dilutive securities, which consist of options and warrants, for the periods presented:

	Year ended June 30,
	2013	2012	2011
Dilutive	-	-	325,033,863
Anti–dilutive	142,694,297	289,942,436	8,379,077

The following tables set forth the calculation of basic and diluted earnings per share for continuing and discounted operations:

Continuing operations	Year ended June 30,
	2013	2012	2011
Net income (loss) from continuing operations	$(11,721,049)	$(31,236,451)	$51,435,835

Basic weighted average common shares outstanding	1,935,438,970	1,752,408,357	1,680,247,878
Add: dilutive effect of stock options	-	-	261,317,567
Add: bonus element for rights issue	-	-	26,488,246
Diluted weighted average common shares outstanding	1,935,438,970	1,752,408,357	1,968,053,691
Basic earnings per common share – cents per share	(0.61)	(1.78)	3.06
Diluted earnings per common share – cents per share	(0.61)	(1.78)	2.61

Discontinued operations	Year ended June 30,
	2013	2012	2011
Net income (loss) from discontinued operations	$-	$-	$2,712,387

Basic weighted average common shares outstanding	-	-	1,680,247,878
Add: dilutive effect of stock options	-	-	261,317,567
Add: bonus element for rights issue	-	-	26,488,246
Diluted weighted average common shares outstanding	-	-	1,968,053,691
Basic earnings per common share – cents per share	-	-	0.16
Diluted earnings per common share – cents per share	-	-	0.14

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

Impact of Recently Adopted Accounting Standards.

Presentation of Comprehensive Income .. On June 16, 2011, the FASB issued changes related to the presentation of comprehensive income. These changes eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. These changes are intended to enhance comparability between entities that report under U.S. GAAP and those that report under IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. An entity may elect to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. Each component of net income and each component of other comprehensive income, together with totals for comprehensive income and its two parts, net income and other comprehensive income, would need to be displayed under either alternative. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The new requirement is effective for public entities as of the beginning of a fiscal year that begins after December 15, 2011, and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The adoption of this standard did have a material impact on our financial statements.

Fair Value Measurement . On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. With the exception of the disclosure requirements, the adoption of these changes did not have a significant impact on our financial statements.

Recently Issued Accounting Pronouncements

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide consistency in the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its agreement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the Update also requires disclosures about the nature as well as other information about the obligations. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is required. Early adoption is permitted. We have not yet begun the process of assessing the impact of this standard on our financial statements and do not except to adopt the standard earlier than its effective date.

2.	SALES OF PROPERTIES

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

Earnings from discontinued operations, net of income tax, on the accompanying Consolidated Statement of Operations is comprised of the following:

	For the year ended June 30,
	2013	2012	2011
Sales of oil and gas	$-	$-	$751,566
Lease operating expense	-	-	(336,965)
Depletion, amortization and impairment	-	-	(329,573)
Realized derivative commodity gains	-	-	152,171
Unrealized commodity derivative (losses)/ gains for changes in fair value	-	-	(24,557)
(Loss) on sale of asset	-	-	(5,411,466)
(Loss)/Earnings from discontinued operations, before income taxes	-	-	(5,198,824)
Provision for income tax benefit	-	-	7,911,211
Earnings from discontinued operations, net of income taxes	-	-	2,712,387

3.	HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

During the year ended June 30, 2011 commodity derivative losses were allocated to discontinued operations in the Statement of Operations in the amount of $24,557. During the year ended June 30, 2012 commodity derivative losses were allocated to other revenue in the amount of $22,268. As of June 30, 2013 and 2012 we had no derivative instruments.

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

At 30 June 2013 if the price of natural gas and oil, as determined by the price at Colorado Interstate Gas price point and at Nymex, had moved, as illustrated in the table below (estimated from historical movements), with all other variables held constant, the impact would be:

	$ value of impact on result
	Higher/(lower)
	2013	2012
Consolidated
Gas price + 10%	$77,207	$102,095
Gas price – 20%	$(154,415)	$(204,189)

	$ value of impact on result
	Higher/(lower)
	2013	2012
Consolidated
Oil price + 10%	$502,805	$735,249
Oil price – 20%	$(1,005,610)	$(1,470,499)

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2013 and 2012.

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Cash and cash equivalents	$13,170,627	$-	$-	$13,170,627

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Cash and cash equivalents	$18,845,894	$-	$-	$18,845,894

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.   The Company also applies fair value accounting guidance to measure non–financial assets and liabilities such as business acquisitions, proved oil and gas properties, and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. These items are primarily valued using the present value of estimated future cash inflows and/or outflows. Given the unobservable nature of these inputs, they are deemed to be Level 3. During the year ended June 30, 2013 we have recognized impairment expense of approximately $0.3 million (2012 $0.7 million) in relation to oil and gas properties.

Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. The Company utilizes the discounted cash flow method, estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, operational costs, and a risk–adjusted discount rate. The fair value measurement was based on Level 3 inputs.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2013 and 2012:

	2013	2012
Asset retirement obligations at beginning of period	$808,572	$236,024
Liabilities incurred or acquired	4,691	548,945
Disposition of properties	-	-
Accretion expense	55,326	23,603
Asset retirement obligations at end of period	868,589	808,572

Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$868,589	$808,572

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

The increase in liabilities incurred during the prior period is a result of drilling Spirit of America I, Spirit of America II, Defender, Gretel II and Australia II.

The increase in liabilities incurred during the current period is a result of drilling Abercrombie and Riva Ridge in our Montana acreage. We have very minor working interests in these projects, thus our share of the retirement obligations are minor.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2013	2012	2011
Current:
Federal	$(2,035,992)	$(4,712,856)	$6,742,308
State	25,712	83,663	42,025
	(2,010,280)	(4,629,193)	6,784,333
Deferred:
Federal	-	-	-
State	-	-	-
Less income tax benefit allocated to discontinued operations	-	-	(7,911,211)
Total income tax provision (benefit)	$(2,010,280)	$(4,629,193)	$14,695,544

A reconciliation of the income tax provision (benefit) computed by applying the federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2013	2012	2011
Income tax expense (benefit) at federal statutory rate	$(4,114,908)	$(10,759,693)	$18,281,307
State income taxes	(170,787)	(460,051)	462,204
Other	(1,224,069)	(1,436,377)	3,480,237
Valuation allowance	3,499,484	8,026,928	(15,439,415)
	$(2,010,280)	$(4,629,193)	$6,784,333

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2013	2012
Deferred income tax assets:
Net operating losses	$13,576,942	$4,940,710
Note payable	2,023,467	2,023,467
Asset retirement obligation	315,794	293,974
Annual leave	51,593	60,460
Abandonment limitation	2,953,235	5,559,475
Accrued bonus	-	-
Charitable contributions	-	-
Share based compensation	500,844	500,844
Valuation allowance	(16,572,701)	(13,073,217)
Deferred income tax liabilities:
Commodity liability	-	-
Amortization - loan costs	-	-
Oil and gas property	(2,849,174)	(305,713)

Net deferred income tax assets (liabilities)	-	-
Net current deferred tax asset	-	-
Noncurrent deferred tax asset	$-	$-

The Company has tax losses carried forward arising in Australia of $10,298,250 (2012: $9,553,496).  The benefit of these losses of $3,089,475 (2012: $2,866,049) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $28,164,751 (2012: $17,674,196).  The current year utilization carried back to prior years, is approximately $nil (2012: $18,246,031) and future years are limited to an estimated $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005.  If not utilized, the tax net operating losses will expire during the period from 2012 to 2033.

The Company has recognized tax benefit of $2,010,280 for the year ended June 30, 2013 compared to a benefit of $4,629,193 in the prior year, before discontinued operations.

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $1,154,648 (2012: $11,257,204) of State carried forward tax losses, with expiry dates between June 2013 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

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

70

	2013	2012

Total gross uncertain tax positions at beginning of year	$80,000	$-
Additions / Reductions for tax positions of prior years	-	-
Additions / Reductions for tax positions of current year	25,000	80,000
Reductions due to settlements with taxing authorities	-	-
Reductions due to lapse of statute of limitations	-	-
Total amount of gross uncertain tax positions at end of year	$105,000	$80,000

This amount has been recorded as an accrual in the Balance Sheet.

7.	CAPITAL STOCK CONTRIBUTED EQUITY

	Consolidated Entity
	2013	2012
2,229,165,163 ordinary fully paid shares including shares to be issued	$92,717,784	$83,467,987
(2012 – 1,772,456,827 ordinary fully paid shares including shares to be issued)

Movements in contributed equity for the year	2013		2012
	No. of shares	$	No. of shares	$
Opening balance	1,771,891,827	83,467,987	1,731,978,789	81,668,085
Capital raising (i)	243,271,098	6,066,792	-	-
Shares issued upon exercise of options (ii)	214,002,238	3,342,660	39,913,038	632,101
Stock based compensation (options issued)	-	199,437	-	1,167,801
Transaction costs incurred	-	(359,092)	-	-
Shares on issue at balance date	2,229,165,163	92,717,784	1,771,891,827	83,467,987

(i)	In March 2013, we issued 109,752,575 ordinary shares at 0.0259 cents to raise $2,850,000 in a private placement to certain institutional investors.

In April 2013, we issued 19,182,812 ordinary shares at 0.026 cents to raise $500,000 in a private placement to certain institutional investors.

In June 2013, we completed a rights offering and issued 114,335,711 ordinary shares to raise $2,716,701.

(ii)	During the course of the year the Company issued 214,002,238 (2012: 39,913,038) ordinary shares upon the exercise of 214,002,238 (2012: 39,913,038) options.

The exercise price of 214,002,238 (2012: 39,913,038) of the options exercised was A$0.015 cents per share/US$0.015 cents per shares (average price based on the exchange rate on the date of exercise) (2012:A$0.015/US$0.015 cents per share) to raise US$3,342,660 (2012:US$632,101).

8.	CASH FLOW STATEMENT

	Year ended June 30
	2013	2012	2011
Reconciliation of the net profit/(loss) after tax to the net cash flows from operations

Net profit/(loss) after tax	$(11,721,049)	$(31,236,451)	$54,148,222
Net gain recognized on re-measurement to fair-value of investments held for trading	-	-	(5,494)
Depreciation of non-current assets	1,975,932	2,776,005	2,212,661
Accretion of asset retirment obligation	55,326	23,603	23,909
Share based payments	199,437	1,167,801	2,473,477
Interest expense	-	-	-
Exploration expenditure	7,929,204	30,559,458	404,031
Net (gain)/loss on fair value movement of fixed forward swaps	-	-	24,557
Impairment losses of oil and gas properties	259,529	635,464	-
Net gain on sale of assets	-	-	(67,788,222)

Changes in assets and liabilities:

(Increase)/decrease in receivables	3,601,100	(1,360,049)	(3,101,846)
Increase in employee benefits	7,832	72,645	53,386
(Decrease)/Increase in payables	(125,000)	182,005	1,045,929
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$2,182,311	$2,820,481	$(10,509,390)

9.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note)

To convert June 30, 2013 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2013, 2012 and 2011 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.925, 1.0191 and 1.0739 U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

During the year ended June 30, 2011, the Company registered a Form S-8 with the Securities Exchange Commission.  The Form S-8 is a registration statement used by U.S. public companies to register securities to be offered pursuant to employee benefit plans; in this case the ordinary shares issuable and reserved for issuance underlying the options which may be issued pursuant to the Samson Oil & Gas Limited Stock Option Plan were registered.

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

No options were issued during the year ended June 30, 2013 as share based payments.

Options issued during the year ended June 30, 2012

In July 2011, 4,000,000 stock options were granted under the Samson Oil & Gas Limited Stock Option Plan to an employee of the Company.  These options have an exercise price of 16.4 cents (Australian) and an expiry date of December 31, 2014. One third of these stock options vested on July 31, 2011.  Another third vested on July 31, 2012, the remaining third vested on July 31, 2013, as the employee was still employed by the Company on those dates.

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

One third of these options vested on January 31, 2011, another third vested on January 31, 2012 and the remaining third vested on January 31, 2013.  The expense associated with these options will be recognized in line with the vesting schedule.

In January 2010, 12,500,007 options were issued in conjunction with the rights offering completed by Samson in Oct 2009.  These options have an exercise price of 1.5 cents and expire on December 31, 2012.

In October and November 2009, 344,431,141 options were issued in conjunction with a rights offering completed by the Company at the same time.  The remaining options with an exercise price of 1.5 cents expired on December 31, 2012.

22,324,842 of these 1.5c options were exercised up to June 30, 2010. 70,072,446 have been exercised during the year ended June 30, 2011. 39,913,038 were exercised during the year ended June 30, 2012. 214,002,238 were exercised during the year ended June 30, 2013. The remaining options expired unexercised on December 31, 2012.

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

On October 11, 2007, 4,000,000 options were issued to key management personnel.  These options have an exercise price of 30 cents per share and an expiry date of October 10, 2012.  These options vested immediately. These options expired unexercised during the year ended June 30, 2013.

On October 10, 2007, 3,379,077 options were granted to participants of a capital raising, completed at the same time.  These options have an exercise price of 30 cents per share, an expiry date of October 10, 2012 and vested immediately. These options expired unexercised during the year ended June 30, 2013.

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

At the end of the year there were 166,807,526 (2012: 301,499,902) unissued ordinary shares in respect of which options were outstanding. Option holders do not have any right by virtue of the option to participate in any share issue of the Company.

The Company recognized total share–based compensation which was recognized within general and administrative expense as follows:

	Year ended June 30
	U.S. Dollar
	2013	2012	2011
Share–based compensation expensed	$199,436	$1,167,801	$2,473,477

As of June 30, 2013, there was US$5,629 of total unrecognized compensation cost related to stock options which is expected to be amortized over a weighted–average period of one year.

See Note 1 for information on the Company’s bonus plan.

The following summarizes the Company’s stock option activity for the years ended June 30, 2013, 2012 and 2011 (all values in AUD unless otherwise noted):

	2013			2012		2011
			Aggregate
			Intrinsic
		Weighted	Value of		Weighted		Weighted
		Average	Options		Average		Average
		Exercise	cents		Exercise		Exercise
		Price – cents	(AUD)		Price – cents		Price – cents
	Number	(AUD)	(1)	Number	(AUD)	Number	(AUD)

Outstanding, start of period	301,499,902	0.04		333,412,940	0.033	349,485,386	0.03
Granted	97,307,526	0.038		8,000,000	0.16	61,000,000	0.08
Exercised	(214,002,238)	0.015		(39,913,038)	0.015	(70,572,446)	0.015
Cancelled/expired	(17,997,664)	0.13		0	-	(6,500,000)	0.45
Outstanding, end of period	166,807,526	0.06	(0.04)	301,499,902	0.04	333,412,940	0.033
Exercisable, end of period	165,474,192	0.06		288,166,570	0.05	312,079,606	0.03

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

The aggregate intrinsic value of options exercised in 2013, 2012 and 2011 was AUD4,739,926, AUD3,608,250 and AUD5,458,053, respectively.

Additional information related to options outstanding at June 30, 2013 is as follows (outstanding):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life - years	Prices	Exercisable	Life	Prices
3.8 cents	97,307,526	3.00	0.038	97,307,526	3.00	0.038
8 cents	60,500,000	1.50	0.08	60,500,000	1.50	0.08
15.5 cents	4,000,000	2.30	0.155	4,000,000	2.30	0.155
16.4 cents	4,000,000	1.50	0.164	2,666,666	1.50	0.164
20 cents	1,000,000	0.42	0.2	1,000,000	0.42	0.2

	166,807,526			165,474,192

The following summarizes the Company’s unvested stock option award activity for the year ended June 30, 2013.

Non-vested stock options	Shares	Weighted– Average Grant–Date Fair Value
Non-vested at June 30, 2012	13,333,332
Granted	-	-
Vested	12,000,000	0.06
Forfeited	–
Non-vested at June 30, 2013	1,333,332	0.11

10.	RELATED PARTY TRANSACTIONS

During the year ended June 30, 2011 the Company paid $18,853 in legal fees to Minter Ellison, the employer of Neil Fearis (an alternative director to the Chairman).  The fees were charged on normal commercial terms. Neil Fearis ceased being an alternative director on July 1, 2011.

11.	COMMITMENTS

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2012, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $134,361 in 2013, $136,670 in 2014, $131,159 in 2015, $10,294 in 2016 and $nil thereafter. Net rent expense incurred for office space was $132,425, $212,715 and $285,427 in 2011, 2012 and 2013, respectively.

12.	CONTINGENCIES

There are no unrecorded contingent assets or liabilities in place for the Company at balance date (2012: Nil).

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

Capital Raising

In August 2013, we issued 318,452,166 ordinary shares to US and Australian institutional investors at 2.5 cents (Australian) each and 127,380,866 new warrants. The placement was a portion of the shortfall in the Rights Offering completed by Samson Oil and Gas Limited in May 2013. The warrants have an exercise price of 3.8 cents (Australian) and an expiry date of March 31, 2017. The placement raised approximately $6.7 million in cash, after expenses.

Divestment

In August 2013, as part of our broader financing plan, to ensure our participation in the full development of the North Stockyard project, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for upto $5.562 million in cash and other consideration. We retained our full interest in the currently producing wells in the North Stockyard field. As a consequence of the transaction we have also terminated our rig contract with Frontier, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage, we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail and Anchor wells. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post closing adjustments. The Billabong well bore is currently scheduled to undergo a workover operation during October 2013, following the completion of the frac of Sail and Anchor, current scheduled for September 2013.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended June 30, 2013 and 2012 (except per share data):

	Three Months Ended
	June 30, 2013	March 31, 2013	Dec 31, 2012	Sep 30, 2012
Year ended June 30, 2013:
Revenues	$1,579,853	$1,178,000	$1,842,731	$1,668,410
Loss from operations	(1,886,339)	(8,921,000)	(1,331,454)	(1,592,536)
Tax (expense)/benefit	(25,656)	-	1,366,938	668,998
Net income (loss)	(1,911,995)	(8,921,000)	35,484	(923,538)
Basic earnings per common share – cents per share	(0.11)	(0.45)	0.00	(0.05)
Diluted earnings per common share – cents per share	(0.11)	(0.45)	0.00	(0.05)

	Three Months Ended
	June 30, 2012	March 31, 2012	Dec 31, 2011	Sep 30, 2011
Year ended June 30, 2012:
Revenues	$1,768,020	$2,387,735	$2,018,758	$2,625,241
Loss from operations	(27,965,316)	(1,394,909)	(5,757,583)	(747,836)
Tax (expense)/benefit	2,915,259	832,371	693,385	188,178
Net income (loss)	(25,050,057)	(562,538)	(5,064,198)	(559,658)
Basic loss per common share – cents per share	(1.43)	(0.03)	(0.29)	(0.03)
Diluted earnings per common share – cents per share	(1.43)	(0.03)	(0.29)	(0.03)

15.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

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

Capitalized Costs of Oil and Natural Gas Properties

	As of June 30,
	2013	2012	2011
Oil and gas properties – subject to amortization	$26,657,972	$25,785,108	$22,872,355
Work in progress	6,344,040	-	-
Lease and well equipment	5,371,923	4,217,803	3,745,698
Total capitalized costs	38,373,935	30,002,911	26,618,053
Accumulated depreciation, depletion and amortization	(12,362,977)	(10,488,529)	(7,767,005)
Impairment	(6,018,940)	(5,624,002)	(4,988,538)
Net capitalized costs	$19,992,018	$13,890,380	$13,862,510

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2013	2012	2011
Property acquisition
Proved properties	$872,864	$2,912,753	$6,309,640
Unproved properties	-	-	-
Work in progress	6,344,040	-	-
Lease and well equipment	1,154,120	472,105	1,247,939
Exploration costs	3,911,191	5,172,707	1,190,283
Undeveloped capitalized acreage	2,352,125	7,859,832	2,157,455
Total costs incurred	$14,634,340	$16,417,397	$10,905,317

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

	Year ended June 30, 2013			Year ended June 30, 2012			Year ended June 30, 2011
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	770	1,352	996	495	1,311	714	451	10,119	2,138
Revisions of previous quantity estimates	227	27	232	4	(168)	(24)	156	431	228
Extensions, discoveries and improved recovery	153	198	186	359	423	430	-	-	-
Sale of reserves in place	-	-	-	-	-	-	(48)	(8,816)	(1,517)
Acquisitions	364	435	437	-	-	-	-	-	-
Production	(62)	(167)	(90)	(88)	(214)	(124)	(64)	(423)	(135)
End of year	1,452	1,845	1,761	770	1,352	996	495	1,311	714
Proved developed producing reserves	454	784	586	419	927	575	455	1,274	667
Proved undeveloped reserves	998	1,061	1,175	351	425	422	40	37	47
Total proved reserves	1,452	1,845	1,761	770	1,352	996	495	1,311	714

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

Undeveloped Reserves

Undeveloped reserves are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively large expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our undeveloped fields are approximately $29 million as of June 30, 2013.  The feasibility of development is also heavily dependent upon future commodity prices.  As such the timing of drilling and development activities depends upon a number of factors that are outside of our control. While as of June 30, 2013, we continued to expect that these fields will be developed within a reasonable period of time and that the capitalized costs will be recoverable from future operations, there is no assurance that there will not be future impairment of these costs.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2013, 2012, 2011, and 2010 and year end prices for June 30, 2009 and costs in effect at the end of the periods indicated. The change in the pricing used in the determination of reserve values has been changed following the implementation of the revised SEC rule in relation to oil and gas reporting. The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2013, 2012, 2011 and 2010,  and the year end prices for June 30, 2009 were $5.89, $5.16, $4.61, $3.75 and $2.975 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2013, 2012, 2011, 2010 and the year end prices used for oil for June 30, 2009 were $84.54, $83.93, $81.04, $66.53 and $57.06 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

During the year ended June 30, 2013 we recognised four additional proved undeveloped drilling locations with respect to our Rainbow Project, the estimated cost to developed these locations is $16.4 million.

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

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	Fiscal Year Ended June 30
	2013	2012	2011	2010	2009
Future cash inflows	$133,589	$71,655	$46,250	$67,996	$67,630
Future production costs	(44,672)	(29,321)	(16,046)	(23,288)	(20,290)
Future development costs	(29,012)	(10,198)	(917)	(11,910)	(5,416)
Future income taxes	(12,050)	(5,524)	(4,357)	–	(143)
Future net cashflows	47,855	26,612	24,930	32,798	41,781
10 % discount	(26,012)	(13,274)	(10,207)	(17,675)	(24,054)
Standardized measure of discounted future net cash flows relating to proved reserves	$21,843	$13,338	$14,723	$15,123	$17,727

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2013, June 30, 2012 and June 30, 2011 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2013	2012	2011
Beginning of year	$13,338	$14,723	$15,123
Sales of oil and gas produced during the period, net of production costs	(2,338)	(5,596)	(4,838)
Net changes in prices and production costs	8,027	3,216	7,983
Previously estimated development costs incurred during the period	-	917	3,713
Changes in estimates of future development costs	(18,814)	(10,198)	(5,256)
Extensions, discoveries and improved recovery	5,892	11,354	-
Revisions of previous quantity estimates and other	7,419	(643)	5,810
Sale of reserves in place	-	-	(6,522)
Purchase of reserves in place	11,664	-	-
Change in future income taxes	(6,526)	(987)	(2,573)
Accretion of discount	1,334	1,472	1,512
Other	1,847	(920)	(229)
Balance at end of year	$21,843	$13,338	$14,723

The increase in extensions, discoveries and improved recovery during year ended June 30, 2013 mainly relates to our recognition of four new proved undeveloped locations in our Rainbow project in North Dakota and decreased salt water disposal costs North Stockyard field in North Dakota, following the drilling of a salt water disposal well and water gathering system in the field.

