Form 10-K/A
period 2012-12-31
Samson Oil & Gas LTD
filed 2013-09-18
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

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

PURPOSE OF AMENDMENT

Samson is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 that we filed with the Securities and Exchange Commission (“SEC”) on September 16, 2013 (the “Form 10-K”), for the sole purpose of filing the Interactive Data File as Exhibit 101. The attached Exhibit 101 was not filed due to unanticipated technical difficulties.

This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Exhibit No.	Title of Exhibit

3**	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form
20-F filed on July 6, 2007, as amended by Form 20-F/A).

4**	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

10.4**	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011
(incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).

10.5**	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December
20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).

10.6**	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011
(incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).

10.7**	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011
(incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).

10.8**	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011
(incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).

10.9**	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on
Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011) (incorporated by reference to Exhibit 10.7 to the Annual
Report on Form 10-K filed on September 13, 2012).

10.10**	2013 Bonus Plan (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2013).

10.11**	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.12**	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.13**	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

21**	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13,
2012).

23.1**	Consent of PricewaterhouseCoopers LLP.

23.2**	Consent of Ryder Scott Company, L.P.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange
Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange
Act of 1934, as amended.

32**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99**	Report of Ryder Scott Company, L.P. Regarding the Registrant’s Reserves as of June 30, 2013.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Previously filed as exhibit to Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSON OIL & GAS LIMITED

By:	/s/Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 17, 2013
Terence Barr

/s/Robyn Lamont	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2013
Robyn Lamont

/s/Victor Rudenno	Director	September 17, 2013
Victor Rudenno

/s/Keith Skipper	Director	September 17, 2013
Keith Skipper

/s/DeAnn Craig	Director	September 17, 2013
DeAnnCraig