Form 10-Q
period 2013-09-30
Samson Oil & Gas LTD
filed 2013-11-08
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 2,547,627,193 ordinary shares outstanding as of November 6, 2013.

1

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2013

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

Part I — Financial Information

 Item 1.   Financial Statements.

  SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	30-Sep-13	30-Jun-13
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$8,471,966	$13,170,627
Restricted Cash	2,532,688	-
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	4,601,886	3,090,666
Prepayments	5,366,474	411,113
Pipe inventory – held by third party	-	78,944
Income tax receivable	777,804	777,804
Total current assets	21,750,818	17,529,154
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $18,881,803 and $18,318,918 at September 30, 2013 and June 30, 2013, respectively.	21,164,920	19,992,018

Other property and equipment, net of accumulated depreciation and amortization of $378,456 and $351,037 at September 30, 2013 and June 30, 2013, respectively	333,934	367,657

Net property, plant and equipment	21,498,854	20,359,675
OTHER ASSETS
Undeveloped capitalized acreage	12,369,412	12,369,412
Capitalized exploration expense	2,462,337	2,468,934
Other	79,618	79,490
TOTAL ASSETS	$58,161,039	$52,806,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,676,932	$1,381,407
Accruals	1,780,859	5,406,982
Provision for annual leave	275,633	242,368
Total current liabilities	4,733,424	7,030,757
Asset retirement obligations	1,039,021	868,589
TOTAL LIABILITIES	5,772,445	7,899,346
STOCKHOLDERS’ EQUITY – nil par value
2,547,627,193 (equivalent to 127,381,360 ADR’s) and 2,229,165,163 (equivalent to 111,452,258 ADR’s) ordinary shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	99,534,343	92,717,784
Accumulated other comprehensive income	1,783,475	1,978,250
Accumulated deficit	(48,929,224)	(49,788,715)
Total stockholders’ equity	52,388,594	44,907,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,161,039	$52,806,665

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONSAND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended

	30-Sep-13	30-Sep-12
REVENUES AND OTHER INCOME:
Oil sales	$1,256,990	$1,446,537
Gas sales	141,946	145,764
Other liquids	-	4,457
Interest income	14,445	71,640
Gain on sale of oil and gas properties	2,524,411	-
Other	99	12
TOTAL REVENUE AND OTHER INCOME	3,937,891	1,668,410

EXPENSES:
Lease operating expense	(644,750)	(811,989)
Depletion, depreciation and amortization	(464,082)	(590,767)
Impairment expense	(83,121)	-
Exploration and evaluation expenditure	(267,705)	(361,944)
Accretion of asset retirement obligations	(15,696)	(13,434)
General and administrative	(1,603,046)	(1,482,812)
TOTAL EXPENSES	(3,078,400)	(3,260,946)

Income/(loss) from operations	859,491	(1,592,536)
Income tax benefit	-	668,998
Net income/(loss)	859,491	(923,538)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(194,775)	151,676
Total comprehensive gain/(loss) for the period	$664,716	$(771,862)

Net gain/(loss) per ordinary share from operations:
Basic – cents per share	0.04	(0.05)
Diluted – cents per share	0.04	(0.05)

Weighted average ordinary shares outstanding:
Basic	2,358,235,080	1,784,580,214
Diluted	2,384,723,326	1,784,580,214

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Ordinary Shares	Retained Earnings/ (Accumulated Deficit)	Other Comprehensive Income	Total Equity
Balance at June 30, 2013	$92,717,784	$(49,788,715)	$1,978,250	$44,907,319
Net income	-	859,491	-	859,491
Foreign currency translation (loss), net of tax of $nil	-	-	(194,775)	(194,775)
Total comprehensive income/(loss) for the period	-	859,491	(194,775)	664,716
Stock based compensation	5,255	-	-	5,255
Issue of share capital	7,337,485	-	-	7,337,485
Share issuance costs	(526,181)	-	-	(526,181)
Balance at September 30, 2013	$99,534,343	$(48,929,224)	$1,783,475	$52,388,594

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	30-Sep-13	30-Sep-12
Cash flows used in operating activities
Receipts from customers	$1,395,904	$1,653,515
Payments to suppliers & employees	(1,672,154)	(1,902,203)
Interest received	12,078	87,463
Income tax paid	-	(100)
Net cash flows used in operating activities	(264,172)	(161,325)
Cash flows used in investing activities
Proceeds from sale of oil and gas properties	1,737,401	-
Payments for plant & equipment	-	(6,910)
Payments for exploration and evaluation	(201,866)	(8,653,155)
Payments for oil and gas properties	(12,586,328)	(94,592)
Net cash flows used in investing activities	(11,050,793)	(8,754,657)
Cash flows provided by financing activities
Issuance of share capital	7,337,138	-
Proceeds from the exercise of options	347	444,272
Share issuance costs	(526,181)	-
Net cash flows provided by financing activities	6,811,304	444,272
Net decrease in cash and cash equivalents	(4,503,661)	(8,471,710)
Cash and cash equivalents at the beginning of the fiscal period	13,170,627	18,845,894
Effects of exchange rate changes on cash and cash equivalents	(195,000)	154,963
Cash and cash equivalents at end of fiscal period	$8,471,966	$10,529,147

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

The Company’s Consolidated Financial Statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s audited financial statements as of and for the year ended June 30, 2013. The year-end Consolidated Balance Sheet presented herein was derived from audited Consolidated Financial Statements, but does not include all disclosures required by GAAP.

These Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Accruals.   The components of accrued liabilities for the periods ended September 30, 2013 and June 30, 2013 include accruals based on estimated costs relating to goods and services provided yet not invoiced.

Prepayments. The components of prepayments for the periods ended September 30, 2013 and June 30, 2013 include cash advanced to the operators of our drilling projects as a prepayment toward future expected drilling operations. As at September 30, 2013 cash had been advanced to the operator of our North Stockyard infill development project for the drilling and/or completion of three wells.

Recent Accounting Standards

There are no material new accounting pronouncements that have been issued but not yet adopted by the Company as of September 30, 2013.

2. Income Taxes

	Three months ended

	30-Sep-13	30-Sep-12

Income tax benefit/(expense)	$-	$668,998
Effective tax rate	0.00%	42.01%

While in the current quarter we have recorded a profit, this is due to the sale of a portion of our undeveloped acreage in our North Stockyard project as described in note 6.  Currently we are not anticipating taxable income for the year ending June 30, 2014 and as such have not recorded a tax expense for the period.  We will continue to monitor our anticipated taxable income each quarter and record any adjustment if it becomes necessary.

The Company also has available prior year cumulative net operating losses that may be carried forward to reduce taxable income in future years. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company’s prior year losses are limited by IRC Section 382, however expected current year losses are not subject to these limitations.

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

3. Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to ordinary shares by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net earnings (loss) by the weighted average number of shares outstanding including all potentially dilutive ordinary shares (which in Samson’s case consists of unexercised stock options). In the event of a net loss, however no potential ordinary shares are included in the calculation of shares outstanding since the impact would be anti-dilutive.  In addition, when the Company records a net loss, none of the loss is allocated to these unexercised stock options since the securities are not obligated to share in Company losses. Consequently, in periods of net loss, outstanding options will have no dilutive impact to the Company’s basic earnings per share.

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of options, for the periods presented:

	Three months ended
	30-Sep-13	30-Sep-12
Dilutive	-	-
Anti–dilutive	219,793,738	226,477,135

The following tables set forth the calculation of basic and diluted earnings/(loss) per share:

	Three months ended
	30-Sep-13	30-Sep-12
Net income (loss)	$859,491	(923,538)

Basic weighted average ordinary shares outstanding	2,358,235,080	1,784,580,214
Add: dilutive effect of stock options	-	-
Add: bonus element for rights issue	26,488,246	-
Diluted weighted average ordinary shares outstanding	2,384,723,326	1,784,580,214
Basic earnings per ordinary share – cents per share	0.04	(0.05)
Diluted earnings per ordinary share – cents per share	0.04	(0.05)

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

The following table summarizes the activities for the Company’s asset retirement obligations for the three months ended September 30, 2013 and 2012:

	Three months ended
	30-Sep-13	30-Sep-12
Asset retirement obligations at beginning of period	$868,589	$808,572
Liabilities incurred or acquired	154,736	-
Liabilities settled	-	-
Disposition of properties	-	-
Accretion expense	15,696	13,434
Asset retirement obligations at end of period	1,039,021	822,006
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$1,039,021	$822,006

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

5. Equity Incentive Compensation

Stock-based compensation is measured at the grant date based on the value of the awards, and the fair value is recognized on a straight-line basis over the requisite service period (usually the vesting period).

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $5,255 and $80,051 during the three months ended September 30, 2013 and 2012.

As of September 30, 2013, there was $nil total unrecognized compensation cost related to outstanding stock options.

6. Sale of Oil and Gas Assets

In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. (“Slawson”) for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. $0.9 million of the cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, which is currently undergoing wash over operations. The remaining $4.6 million in consideration was transferred into an escrow account at sale date, less $0.4 million which was transferred to Slawson as it related to cash calls from other non-operator parties received by Samson prior to the sale. As at September 30, 2013 $1.7 million in sale funds has been released from the escrow account. The remaining $2.5 million is recorded as Restricted Cash on the Balance Sheet at September 2013. The escrow period on this cash expires on February 1, 2014, at which time any remaining balance in the account will be released from escrow to us.

As a consequence of the transaction the rig contract with Frontier was also terminated, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage which was valued at $2.64 million in the agreement (recognized as a gain on sale in the Income Statement of $2.52 million, net of costs of assets sold of $0.12 million), we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail and Anchor wells, as wells a 25% working interest in the salt water disposal well drilled in the prior year in the North Stockyard project for $2.92 million, recognized as a reimbursement in the capitalized costs for these assets in the Balance Sheet.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and June 30, 2013.

	Carrying value at September 30, 2013	Level 1	Level 2	Level 3	Fair Value at September 30, 2013
Assets
Cash and cash equivalents	$8,471,966	$8,471,966	$-	$-	$8,471,966
Restricted cash	2,532,688	2,532,688	-	-	2,532,688

	Carrying value at June 30, 2013	Level 1	Level 2	Level 3	Fair Value at June 30, 2012
Assets
Cash and cash equivalents	$13,170,627	$13,170,627	$-	$-	$13,170,627

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Fair Value of Financial Instruments.   The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable and payable and derivatives (discussed below). The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short–term maturities.

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

Commitments and Contingent Liabilities

In April of 2012, we contracted for the use of Frontier Rig 24, a newly manufactured and highly sophisticated drilling rig, for an 18 month period at a cost of $14.2 million. The lease for this rig began on January 21, 2013, when we began incurring rental charges of $26,000 per day. In August 2013, as part of a sale of development acreage to Slawson, this contract was cancelled at no additional penalty cost to us.

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

Exploration and evaluation assets are assessed for impairment when facts and circumstances indicate that the carrying amount of an exploration and evaluation asset may exceed its recoverable amount.  When assessing for impairment consideration is given to but not limited to the following:

▪	the period for which Samson has the right to explore;

▪	planned and budgeted future exploration expenditure;

▪	activities incurred during the year; and

▪	activities planned for future periods.

If, after having capitalized expenditures under our policy, we conclude that we are unlikely to recover the expenditures through future exploitation, then the relevant capitalized amount will be written off to the statement of operations.

At September 30, 2013 we have capitalized exploration expenditures of $2.5 million and undeveloped capitalized acreage of $12.4 million expenditures.  This primarily relates to costs in relation to our Hawk Springs (including 3D seismic acquisition costs) and Roosevelt projects (including the drilling and permitting of exploration wells). The costs include acreage acquisition costs in both of Hawk Springs and Roosevelt project areas. Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain, thus no determination has been made in relation to the impairment of any of our exploration properties.

10.  Issue of Share Capital

During the three months ended September 30, 2013, 9,864 Australian 3.8 cent options were exercised for net proceeds of $348. The options were issued in a public rights offering conducted in June 2013.

During the three months ended September 30, 2013 we issued 318,452,166 ordinary shares for 2.5 cents (Australian cents)/2.3 cents (United States cents) for proceeds of $7.3 million. The ordinary shares were issued to a number of investors in the US and Australia.

11. Cash Flow Statement

Reconciliation of net income/(loss) after tax to the net cash flows from operations:

	Three months ended
	30-Sep-13	30-Sep-12

Net income/(loss) after tax	$859,491	$(923,538)
Depletion, depreciation and amortization	464,082	590,767
Stock based compensation	5,255	80,051
Accretion of asset retirement obligation	15,696	13,434
Impairment expense	83,121	-
Exploration and evaluation expenditure	267,705	361,944
Gain on sale of oil and gas properties	(2,524,411)	-

Changes in assets and liabilities:

Increase in receivables	(3,032)	(33,290)
Increase in income tax receivable/deferred tax asset	-	(669,098)
Increase/(decrease) in provision for annual leave	33,265	(16,671)
Increase in payables	534,656	435,076

NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(264,172)	$(161,325)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying Condensed Financial Statements. You should read this in conjunction with the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Financial Statements for the year ended June 30, 2013, included in our Annual Report on Form 10-K and the Consolidated Financial Statements included elsewhere herein.

Throughout this report, a barrel of oil means a stock tank barrel.

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

Our net oil production was 12,636 barrels of oil for the quarter ended September 30, 2013, compared to 18,882 barrels of oil for the quarter ended September 30, 2012.  The decrease in oil production was due to operational downtime in the North Stockyard filed due in part to the shut-in of offset wells to the infill wells being fracced. Our net gas production was 37,982 Mscf for the quarter ended September 30, 2013, compared to 41,091 Mscf for the quarter ended September 31, 2012.

For the three months ended September 30, 2013 and September 30, 2012, we reported a net profit of $0.9 million and a net loss of $0.9 million, respectively, which can be attributed to the sale of undeveloped acreage in the current period and lease operating expenses, depletion and depreciation and other costs exceeding our revenue in the prior period. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

During the three month period ended September 30, 2013, we issued a total of 318,452,166 ordinary shares in a registered direct offering with investors in the US and Australia. The placement raised $7.3 million, before costs. The placement also included options to subscribe for an additional four ordinary shares for each ten ordinary shares subscribed for at an exercise price of A$0.038 per share, with an expiry date of March 31, 2017.

Notable Activities and Status of Material Properties during the Quarter Ended September 30, 2013 and Current Activities

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Cretaceous Niobrara Formation & Permo-Penn Project, Northern D-J Basin

Samson 37.5% to 100% working interest

We have two contiguous areas in the Hawk Springs Project. One of the areas is a joint venture with a private company and is subject to a Halliburton Joint Venture (HJV).

The Defender US33 #2-29H well is pumped on timer for about 4 hours per day. The well produced 487 bbls of oil during the quarter.

The Spirit of America US34 #2-29 (the SOA #2) intersected two excellent quality Permian age reservoirs, the 9,300 ft. sand, which appears to be oil saturated and the 9,500 ft. sand which is water saturated. Integrating the well data to the 3-D seismic shows that an amplitude anomaly (lithology/porosity indicator) is associated with the 9500’ sand indicating a thick and porous reservoir exists everywhere the amplitude is mapped. After further examination of the 3D seismic and additional data, we believe that the likely reason for the lack of oil saturation in the 9500’ sand is that a leak point can be established by a fortuitous juxtaposition of another porous reservoir across a fault that intersects the amplitude anomaly. As this arrangement in the SOA prospect appears to be unique in the project area, Samson believes that the potential of the remaining two dozen prospects in the project has been re-established, since these prospects do not appear to be affected by any recognized faulting.

As a result of this analysis, our strategy is to pursue a farmout to enable the Bluff prospect to be drilled. The Bluff prospect is a four way dip closure and is due to be drilled in late November.

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

The two Bakken wells that were drilled in 2011 and 2012 have proven to be uneconomic and as a consequence the acreage holding has been offered for sale.

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

Samson 25% working interest

Samson has a 25% working interest in 25,590 net acres located on the eastern flank of the Williston Basin in North Dakota. The first well of the project, the Matson #3-1 well was drilled and determined to be a dry hole which will be plugged and abandoned. In the quarter ended September 30, 2013, $0.15 million was written off as dry hole expense.

Developed Properties: Drilling Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Bakken & Three Forks infill wells

Samson ~25-30% working interest

On January 1, 2013, we and the operator group negotiated a non-cash acreage swap for the Middle Bakken/First Bench of the Three Forks (MB/TF), whereby we traded certain interests in our undeveloped acres in the Southern Tier for these parties’ undeveloped acres in the Northern Tier. As a result of this acreage swap we owned 64% and 57%, respectively, in the two overlapping 1,280 acre spacing units located in the Northern Tier. Our net production from current producing wells is not affected. In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc (“Slawson”). for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. Slawson is now the operator of the Northern Tier acreage.

We have identified 14 infill development wells that can be drilled between the existing Bakken wells and in the Three Forks Formation with 160 acre spacing.

The Sail and Anchor well (25.03% working interest) was successfully drilled and completed to a total depth of 18,050 feet (MD) in the Middle Bakken formation. The well has cumulatively produced 16,422 barrels of oil since coming on production on September 16 to October 27, 2013. The highest 24-hour production rate recorded during the flowback was 1,426 BOPD on a 16/64” choke setting. The well produced without artificial lift during the quarter and a rod pump will be installed when the flowing tubing pressure drops to a level where artificial lift is appropriate.

The Billabong 2-13-14HBK well (24.86% working interest, subject to the delivery of a useable well bore to Slawson) was drilled in the Middle Bakken Formation but upon cementing the 4 ½ inch production liner, the bottom of the drill string became cemented in the hole. Wash-over operations are taking place to retrieve the cemented drill-string assembly from the hole so that the well can be completed.

The Coopers 2-15-14HBK (27.7% working interest) and Tooheys 4-15-15HBK (27.7% working interest) wells have both been drilled. The production liner has been set and cemented in both wells. The Little Creature 1-15-14HBK (27.7% working interest) well has been drilled to its planned total depth and is preparing to run the production liner. These three Middle Bakken Formation wells will be fracture stimulated in mid to late November

Following completion of drilling operations at Little Creature the Frontier 24 drilling rig will be mobilized to the Blackdog (25.03% working interest) 3-13-14H well

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

We have acquired 656 acres in a 1255 acre drilling unit and 294 acres in a 1280 drilling unit. Both drilling units are located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

Samson acquired the net acres in the Rainbow Project from the vendor for this acreage trade and will provide a $1 million carry (10% of expected costs to drill and complete the first well) to the vendor, for the first development well to be drilled in the Rainbow Project. Samson will have the ability, subject to the vendor acquiring additional acres, to acquire a further 407 acres by carrying the vendor for $0.7 million in the second well in the project.

Samson has assessed the project based on offset well data and believes that the project will support 16 wells, 8 in the middle Bakken and 8 in the first bench of the Three Forks. These wells would be expected to be configured as north-south orientated 10,000 foot horizontals.

In the western drilling unit of the acquired acreage, Samson holds a 52% working interest. In the eastern drilling unit, Samson’s interest is 23% but with the option to increase it to 55% in the second tranche.

Other companies owning an interest in the Rainbow Project include Hess, Halcón and Continental.

Developed Properties: Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have eight producing wells in the North Stockyard Field. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

The Harstad #1-15H well (34.5% working interest) was down for 38 days during the quarter and averaged 33 BOPD from the Mississippian Bluell Formation. Cumulative gross oil production to September 30, 2013 is approximately 101.6 MSTB.

The Leonard #1-23H well (10% working interest, 37.5% after non-consent penalty) was down for 1.6 days during the quarter. The well averaged 38 BOPD and 38 Mscf/D during the quarter. Cumulative gross production to September 30, 2013 is approximately 111 MSTB and 115 MMscf.

The Gene #1-22H well (30.6% working interest) was down for approximately 30 days during the quarter mostly due to electrical and downhole problems. The well produced at an average daily rate of 100 BOPD and 115 Mscf/D during the quarter. Cumulative gross production to September 30, 2013 is approximately 155 MSTB and 168 MMscf.

The Gary #1-24H (37% working interest) well was down for 35 days during the quarter mostly due to planned shutin periods while completing the offset wells. The well averaged 70 BOPD and 76 Mscf/D during the quarter. Cumulative gross production to September 30, 2013 is approximately 151 MSTB and 244 MMscf.

The Rodney #1-14H (27% working interest) well was down for 32 days during the quarter due to planned shutin periods while completing the offset wells. The well produced at an average daily rate of 51 BOPD and 80 Mscf/D during the quarter. Cumulative gross production to September 30, 2013 is approximately 119 MSTB and 169 MMscf.

The Earl #1-13H (32% working interest) well was down for 43 days during the quarter due to planned shutin periods while completing the offset wells. The well produced at an average daily rate of 40 BOPD and 49 Mscf/D. Cumulative gross production to September 30, 2013 is approximately 188 MSTB and 272 MMscf.

The Everett #1-15H (26% working interest) well was down for 17 days during the quarter due to a rod failure and scheduled maintenance. The Everett well produced at an average daily rate of 102 BOPD and 92 Mscf/D during the quarter. Cumulative production to September 30, 2013 is approximately 100 MSTB and 134 MMscf.

The Sail and Anchor (25.03% working interest) was successfully drilled and completed to a total depth of 18,050 feet in the Middle Bakken formation. Cumulative gross oil production to September 30, 2013 is approximately 7,013 barrels of oil.

Sabretooth Gas Field, Brazoria County Texas

Oligocene Vicksburg Formation, Gulf Coast Basin

Samson 9.375% working interest

Production for the Davis Bintliff #1 well averaged 4.0 MMscf/D and 39 BOPD for the quarter. Cumulative production to September 30, 2013 is approximately 6.0 Bscf and 69 MSTB.

Abercrombie 1-10H well, Richland County, Montana

Mississippian Bakken Formation, Williston Basin

Samson 2.82% working interest

The Abercrombie #1-10H (SSN 2.82% working interest) averaged 48 BOPD and 135 Mscf/D during the quarter. Cumulative production to September 30, 2013 is approximately 52,581 barrels of oil and 119,590 Mscf.

Riva Ridge 6-7-33-56H well, Sheridan County, Montana

Mississippian Bakken Formation, Williston Basin

Samson 0.76% working interest

The Riva Ridge 6-7-33-56H (SSN 0.76% working interest.) well averaged 40 BOPD and 21 Mscf/D during the quarter. Cumulative production to September 30, 2013 is approximately 23,803 barrels of oil and 6,529 Mscf.

All production amounts above indicate gross production, rather than only the production attributable to our respective working interest for each well. See “Results of Operations” below for total production volume attributed to Samson during the quarter.

Results of Operations

For the three months ended September 30, 2013, we reported a net income of $0.9 million and a net loss of $0.9 million for the three months ended September 30, 2012. The gain in the current period is primarily a result of the sale of a portion of our interest in undeveloped acreage in our North Stockyard project. The loss in the prior period was primarily due to lease operating expenses, depletion and depreciation and other costs exceeding our revenue.

The following table sets forth selected operating data for the three months ended:

	Three months ended
	30-Sep-13	30-Sep-12
Production Volume
Oil (Bbls)	12,636	18,882
Natural gas (Mcf)	37,982	41,091
BOE (based on one barrel of oil to six Mcf of natural gas)	18,966	25,731

Sales Price
Oil ($/Bbls)	$99.48	$76.61
Gas ($/Mcf)	$3.74	$3.55
BOE ($/BOE)	$73.76	$62.06

Expense per BOE:
Lease operating expenses	$25.09	$25.56
Production and property taxes	$8.90	$6.00
Depletion, depreciation and amortization	$24.47	$22.05
General and administrative expense	$84.52	$57.63

The following table sets forth results of operations for the following periods:

	Three months ended
	30-Sep-13	30-Sep-12	1Q12 to 1Q13 change
Oil sales	$1,256,990	$1,446,537	$(189,547)
Gas sales	141,946	145,764	(3,818)
Other liquids	-	4,457	(4,457)
Interest income	14,445	71,640	(57,195)
Gain on sale of oil and gas properties	2,524,411	-	2,524,411
Other	99	12	87

Lease operating expense	(644,750)	(811,989)	167,239
Depletion, depreciation and amortization	(464,082)	(590,767)	126,685
Impairment	(83,121)	-	(83,121)
Exploration and evaluation expenditure	(267,705)	(361,944)	94,239
Accretion of asset retirement obligations	(15,696)	(13,434)	(2,262)
General and administrative	(1,603,046)	(1,482,812)	(120,234)
Income tax benefit	-	668,998	(668,998)
Net income/(loss)	$859,491	$(923,538)	$1,783,029

Three Months Comparison of Quarter Ended September 30, 2013 to Quarter Ended September 30, 2012

Oil and gas revenues

Oil revenues decreased from $1.4 million for the three months ended September 30, 2012 to $1.3 million for the three months ended September 30, 2013, as a result of a decrease in our oil production which was offset with an increase in the realized price.  Oil production decreased from 18,882 barrels for the quarter ended September 30, 2012, to 12,636 barrels for the quarter ended September 30, 2013. Production decreased in the current quarter due to numerous operational difficulties in relation to our current North Stockyard production resulting in significant downtime during the September 2013 quarter.   Our realized oil price increased from $76.61 for the quarter ended September 30, 2012, to $99.48 for the quarter ended September 30, 2013.

Gas revenues remained consistent at $0.14 million for the three months ended September 30, 2012 and 2013. Production decreased slightly from 41,091 mcf for the quarter ended September 30, 2012 to 37,982 mcf for the quarter ended September 30, 2013. This slight decrease in production was offset by a slight increase in the realized gas price, from $3.55 for the quarter ended September 30, 2012 to $3.74 for the quarter ended September 30, 2013.

Sale of oil and gas properties

In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. As a consequence of the transaction the rig contract with Frontier was also terminated, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage, we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail and Anchor wells, as wells a 25% working interest in the salt water disposal well drilled in the prior year in the North Stockyard project. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post-closing adjustments.

Exploration expense

Exploration expenditures decreased slightly from $0.4 million for the quarter ended September 30, 2012, to $0.3 million for the quarter ended September 30, 2013. The expenditure in the prior period relates to expensing $0.26 in additional expenditure in relation to our Australia II and Gretel II wells in our Roosevelt project in Montana. During the current quarter we wrote off $0.15 million in expenditure in relation to the Matson well in our South Prairie project in North Dakota. This well was a dry hole.

Lease operating expense

Lease operating expenses decreased from $0.8 million for the quarter ended September 30, 2012, to $0.6 million for the quarter ended September 30, 2013. This decrease is largely due to our Australia II and Gretel II wells being shut-in during the quarter in the Roosevelt Field. The Gretel II well in particular has produced a significant amount of water for which the disposal costs significantly add to lease operating costs. Costs per BOE have remained consistent at $25.56 for the quarter ended September 30, 2012 to $25.09 for the quarter ended September 30, 2013.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased from $0.6 million for the quarter ended September 30, 2012, to $0.46 million for the quarter ended September 30, 2013. This decrease is due to a decrease in production. The per BOE cost increased from $22.05 per BOE for the quarter ended September 30, 2012 to $24.47 per BOE for the quarter ended September 30, 2013. This can be contributed to the transfer of the Sail and Anchor well from work in progress to oil and gas properties, increasing the costs to be depleted.

General and administrative expense

General and administrative expense were consistent resulting in a slight increase from $1.5 million for the quarter ended September 30, 2012, to $1.6 million for the quarter ended September 30, 2013.

Income tax benefit

Income tax benefit was $nil for the three month period ended September 30, 2013, compared to a benefit of $0.7 million for the quarter ended September 30, 2012.  The tax benefit recognized in the prior year is a result of a portion of this year’s operating losses being carried back to the income tax expense recognized in the year ended June 30, 2011.

Cash Flows

The table below shows cash flows for the following periods:

	Three months ended
	30-Sep-13	30-Sep-12
Cash provided by/(used in) operating activities	$(264,172)	$(161,325)
Cash provided by/(used in) investing activities	(11,050,793)	(8,754,657)
Cash provided by/(used in) financing activities	6,811,304	444,272

Cash used in operating activities increased from an outflow of $0.2 million for the three months ended September 31, 2012, to a net outflow of $0.3 million for the three months ended September 30, 2013.

Cash used in investing activities increased from $8.8 million for the three months ended September 30, 2012 to $11.1 million of cash used for the three months ended September 30, 2013. The cash outflow for the three months ended September 30, 2013 relates to drilling activities in our North Stockyard project in North Dakota. The cash outflow for the period ended September 30, 2012 relates to drilling and exploration activities conducted in our Hawk Springs and Roosevelt projects.

Cash provided by financing activities increased significantly from a cash inflow of $0.4 million for the three months ended September 30, 2012, to a cash inflow of $6.8 million for the three months ended September 30, 2013. Cash inflow for the prior quarter was a result of the exercise of non-compensatory options. The increase in the current quarter is a result of shares issued during the quarter as described below. All options outstanding as at September 30, 2013 are currently out of the money.

During the three months ended September 30, 2013 we issued 318,452,166 ordinary shares for 2.5 cents (Australian cents)/2.3 cents (United States cents) for proceeds of $7.3 million before expenses. The ordinary shares were issued to a number of investors in the US and Australia.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during the fiscal year ending June 30, 2014 as well.

Our current budget for exploration, exploitation and development capital expenditures in fiscal year ending June 30, 2014 is $20.0 million, of which we incurred approximately $12.6 million during the first three months of the fiscal year. We were able to make these expenditures in order to participate in the drilling and completion of the first five wells in our North Stockyard infill development program due to our recent registered direct offering and the sale of development acreage to Slawson. The remaining $7.4 million in planned capital expenditures, some of which depends upon obtaining additional financing relates to the drilling and completion of three additional wells in our North Stockyard infill project. We expect to fund our remaining fiscal year ending June 30, 2014 capital expenditures with cash on hand and cash flow from operations, and possibly equity finance raisings, a debt financing or other capital raising program or asset sales.

Uncertainties relating to our capital resources and requirements include the effects of results from our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities. The aggregate levels of capital expenditures for fiscal year ending June 30, 2014, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Currently our two main sources of liquidity during the fiscal year ending June 30, 2014 have been cash on hand, which was $8.5 million, excluding restricted cash, at September 30, 2013, cash flows from operations, our recent registered direct offering, and the sale of development acreage to Slawson. We continue to explore various methods of obtaining equity capital or debt financing during the remainder of the fiscal year.

During the past three fiscal years, our three main sources of liquidity were (i) approximately $73.2 million cash received from the sale of 24,166 acres in Goshen County, Wyoming to Chesapeake Energy Corporation, (ii) $6.3 million received from the sale of our interests in the Jonah and Lookout Wash fields and (iii) our tax refund of $5.6 million from the Internal Revenue Service, received in February 2013. Both sales occurred during the fiscal year ended June 30, 2011. During the recent years prior to the fiscal year ended June 30, 2011, our primary sources of liquidity were (i) equity raises and (ii) a loan facility with Macquarie Bank Limited, which we repaid in full on May 30, 2011.

Our cash on hand position as of September 30, 2013 increased slightly from the same period in the previous year largely due to equity raising completed and the sale of development acreage in August 2013.

If future drilling success rates or production are less than anticipated, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties. See the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 including “Drilling results in emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.” and “Inadequate liquidity could materially and adversely affect our business operations.” See also Part II, Item 1A of this report below.

Looking Ahead

We plan to focus on two main objectives in the coming 12 months:

•	The continued development of our North Stockyard project in Williams County, North Dakota.

•	The continued appraisal and development of our Hawk Springs project, possibly through a farmout, including multiple conventional targets in the Permian and Pennsylvanian formations.

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2013 regarding this matter.

Item 4.    Controls and Procedures.

As of September 30, 2013, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Although we did not complete any unregistered sales of equity securities, we did complete one registered direct offerings to U.S. institutional investors and Australian investors. Samson received net proceeds of $6.7 million.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from Samson Oil & Gas Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii)  Consolidated Statements of Operations, (iii)  Consolidated Statement of Changes in Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: November 8, 2013	By:	/s/Terence Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

