Form 10-Q
period 2013-12-31
Samson Oil & Gas LTD
filed 2014-02-10
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

There were 2,547,627,193 ordinary shares outstanding as of February 6, 2014.

Table of Contents

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2013

i

Table of Contents

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

Part I — Financial Information

Item 1.   Financial Statements.

  SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-13	30-Jun-13
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,902,559	$13,170,627
Restricted Cash	722,680	-

Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	2,716,219	3,090,666

Prepayments	5,103,646	411,113
Pipe inventory – held by third party	-	78,944
Income tax receivable	778,175	777,804
Total current assets	15,223,279	17,529,154
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $19,270,685 and $18,318,918 at December 31, 2013 and June 30, 2013, respectively.	25,521,914	19,992,018

Other property and equipment, net of accumulated depreciation and amortization of $406,232 and $351,037 at December 31, 2013 and June 30, 2013, respectively	336,506	367,657

Net property, plant and equipment	25,858,420	20,359,675
OTHER ASSETS
Undeveloped capitalized acreage	12,369,412	12,369,412
Capitalized exploration expense	2,771,794	2,468,934
Other	94,019	79,490
TOTAL ASSETS	$56,316,924	$52,806,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,716,978	$1,381,407
Accruals	2,599,603	5,406,982
Provision for annual leave	281,219	242,368
Total current liabilities	4,597,800	7,030,757
Asset retirement obligations	1,048,001	868,589
TOTAL LIABILITIES	5,645,801	7,899,346
STOCKHOLDERS’ EQUITY – nil par value
2,547,627,193 (equivalent to 127,381,360 ADR’s) and 2,229,165,163 (equivalent to 111,452,258 ADR’s) ordinary shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	99,580,273	92,717,784
Accumulated other comprehensive income	1,400,195	1,978,250
Accumulated deficit	(50,309,345)	(49,788,715)
Total stockholders’ equity	50,671,123	44,907,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,316,924	$52,806,665

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended

	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12
REVENUES AND OTHER INCOME:
Oil sales	$1,082,154	$1,457,238	$2,339,144	$2,903,775
Gas sales	202,658	218,885	344,604	364,907
Other liquids	627	0	627	4,199
Interest income	86,853	55,139	101,298	126,779
Gain on sale of oil and gas properties	-	-	2,524,411	-
Other	85	111,469	184	111,481
TOTAL REVENUE AND OTHER INCOME	1,372,377	1,842,731	5,310,268	3,511,141

EXPENSES:
Lease operating expense	(586,926)	(1,041,761)	(1,231,676)	(1,853,750)
Depletion, depreciation and amortization	(417,723)	(498,851)	(881,805)	(1,089,618)
Impairment expense	-	(244,560)	(83,121)	(244,589)
Exploration and evaluation expenditure	(51,669)	(39,006)	(319,374)	(400,950)
Accretion of asset retirement obligations	(17,117)	(13,675)	(32,813)	(27,109)
General and administrative	(1,679,066)	(1,336,332)	(3,282,109)	(2,819,114)
TOTAL EXPENSES	(2,752,501)	(3,174,185)	(5,830,898)	(6,435,130)

Income/(loss) from operations	(1,380,124)	(1,331,454)	(520,630)	(2,923,989)
Income tax benefit	-	1,366,938	-	2,035,936
Net income/(loss)	(1,380,124)	35,484	(520,630)	(888,053)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(383,280)	(62,606)	(578,055)	89,070
Total comprehensive gain/(loss) for the period	$(1,763,404)	$(27,122)	$(1,098,685)	$(798,983)

Net gain/(loss) per ordinary share from operations:

Basic – cents per share	(0.05)	0.00	(0.02)	(0.05)
Diluted – cents per share	(0.05)	0.00	(0.02)	(0.05)

Weighted average ordinary shares outstanding:
Basic	2,547,627,193	1,832,852,723	2,452,931,137	1,808,716,468
Diluted	2,547,627,193	1,955,132,196	2,452,931,137	1,808,716,468

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Ordinary		Accumulated Other	Total
	Shares	(Accumulated Deficit)	Other	Stockholders's
			Comprehensive	Equity
			Income
Balance at June 30, 2013	$92,717,784	$(49,788,715)	$1,978,250	$44,907,319
Net income	-	(520,630)	-	(520,630)
Foreign currency translation (loss), net of tax of $nil	-	-	(578,055)	(578,055)
Total comprehensive income/(loss) for the period	-	(520,630)	(578,055)	(1,098,685)
Stock based compensation	86,244	-	-	86,244
Issue of share capital	7,337,485	-	-	7,337,485
Share issuance costs	(561,240)	-	-	(561,240)
Balance at December 31, 2013	$99,580,273	$(50,309,345)	$1,400,195	$50,671,123

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-13	31-Dec-12
Cash flows used in operating activities
Receipts from customers	$2,504,828	$3,487,463
Payments to suppliers & employees	(4,207,411)	(4,464,795)
Interest received	102,019	138,544
Income tax paid	-	(100)
Net cash flows used in operating activities	(1,600,564)	(838,888)
Cash flows used in investing activities
Proceeds from sale of oil and gas properties	3,547,409	-
Payments for plant & equipment	(25,041)	(10,392)
Payments for exploration and evaluation	(240,945)	(10,371,563)
Payments for oil and gas properties	(15,144,169)	(1,140,341)
Net cash flows used in investing activities	(11,862,746)	(11,522,296)
Cash flows provided by financing activities
Issuance of share capital	7,337,138	-
Proceeds from the exercise of options	347	3,132,420
Share issuance costs	(561,239)	-
Net cash flows provided by financing activities	6,776,246	3,132,420
Net decrease in cash and cash equivalents	(6,687,064)	(9,228,764)

Cash and cash equivalents at the beginning of the fiscal period	13,170,627	18,845,894

Effects of exchange rate changes on cash and cash equivalents	(581,004)	108,033

Cash and cash equivalents at end of fiscal period	$5,902,559	$9,725,163

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

Accruals.   Accrued liabilities at December 31, 2013 and June 30, 2013 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. The components of prepayments for the periods ended December 31, 2013 and June 30, 2013 include cash advanced to the operators of our drilling projects as a prepayment toward future expected drilling operations. As at December 31, 2013 cash had been advanced to the operator of our North Stockyard infill development project for the drilling and/or completion of five wells.

Recent Accounting Standards

There are no new accounting pronouncements that have not been adopted by the Company as of December 31, 2013 that will have a material effect on the Company’s financial statements.

2. Income Taxes

	Three months ended		Six months ended

	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12

Income tax benefit/(expense)	$-	$1,366,938	$-	$2,035,936
Effective tax rate	0.00%	102.67%	0.00%	70.00%

Due to the Company's history of net operating losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets.

The Company has current year losses and available prior year cumulative net operating losses that may be carried forward to reduce taxable income in future years.  The Tax Reform Act of 1986 contains provisions that limit the utilization of net operation loss carryforwards if there has been a change in ownership as described in Internal Revenue Code Section 382.  The Company’s prior year losses are limited by IRC Section 382, however current year losses are not subject to these limitations.

In the tax year ended June 30, 2012, the Company had a taxable loss of $33 million which exceeded the amount of taxable income, after NOL, generated in the tax year ended June 30, 2011. As a result the loss from June 30, 2012 was carried back to the income year of June 30, 2011 generating a refund of tax paid in that year. As such the balance of the June 30, 2013 losses will be carried forward along with a portion of the current year prior loss to offset future taxable income.

During the quarter ending March 31, 2013, the Company received a $5.6 million income tax refund from the Internal Revenue Service of the taxes paid in a prior period noted above. $0.8 million remains as receivable in the Balance Sheet and is expected to be received within the current year.

ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefits of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company’s history of losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of options, for the periods presented:

	Three months ended		Six months ended
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12
Dilutive	-	95,791,227	-	-
Anti–dilutive	300,885,050	72,201,619	261,058,802	261,839,351

The following tables set forth the calculation of basic and diluted earnings/(loss) per share:

	Three months ended		Six months ended
	31-Dec-13	31-Dec-12	31-Dec-13	31-Dec-12
Net income (loss)	$(1,380,124)	35,484	$(520,630)	(888,053)

Basic weighted average ordinary shares outstanding	2,547,627,193	1,832,852,723	2,452,931,137	1,808,716,468
Add: dilutive effect of stock options	-	95,791,227	-	-
Add: bonus element for rights issue	-	26,488,246	-	-
Diluted weighted average ordinary shares outstanding	2,547,627,193	1,955,132,196	2,452,931,137	1,808,716,468
Basic earnings per ordinary share – cents per share	(0.05)	0.00	(0.02)	(0.05)
Diluted earnings per ordinary share – cents per share	(0.05)	0.00	(0.02)	(0.05)

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

During the three months ended September 31, 2013, we recorded an out-of-period adjustment to increase our asset retirement obligations by $0.15 million, capitalized asset retirement costs by $0.085 million, and expensed $0.065 million. Based upon an evaluation of the relevant factors, we concluded that the related impact of this out-of-period adjustment was not material to our consolidated financial statements for any current or prior period.

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended December 31, 2013 and 2012:

	Six months ended
	31-Dec-13	31-Dec-12
Asset retirement obligations at beginning of period	$868,589	$808,572
Liabilities incurred or acquired	154,735	4,691
Liabilities settled	(8,136)	-
Disposition of properties	-	-
Accretion expense	32,813	27,109
Asset retirement obligations at end of period	1,048,001	840,372
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$1,048,001	$840,372

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 9%.

5. Equity Incentive Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the awards with the resulting amount recognized as compensation expense on a straight-line basis over the requisite service period (usually the vesting period).

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $80,989 and $72,011 during the three months ended December 31, 2013 and 2012 and $86,244 and $152,061 during the six months ended December 31, 2013 and 2012.

As of December 31, 2013, there was $nil total unrecognized compensation cost related to outstanding stock options.

6. Sale of Oil and Gas Assets

In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. (“Slawson”) for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. $0.9 million of the cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong. While work is continuing on this well bore, it had to be suspended to permit other drilling operations to proceed on the same pad. The Billabong work is currently expected to recommence by the end of March 2014. The remaining $4.6 million in consideration was transferred into an escrow account on the sale date, less $0.4 million which was transferred to Slawson as it related to cash calls from other non-operator parties received by Samson prior to the sale. As at December 31, 2013, $3.5 million in sale funds have been released from the escrow account, at the time of the sale. The remaining $0.7 million is recorded as Restricted Cash on the Balance Sheet at December 2013. These funds are expected to be released to us prior the end of the quarter ending March 31, 2014.

As a consequence of the transaction the rig contract with Frontier was also terminated, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acreage for which a gain on sale was recognized in the Income Statement of $2.52 million, we have also transferred a 25% working interest in the drilled but not yet completed, Sail and Anchor well, as well as a 25% working interest in the salt water disposal well drilled in the prior year in the North Stockyard project for $2.92 million, recognized as a reimbursement in the capitalized costs for these assets on the December 31, 2013 Balance Sheet.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2013 and June 30, 2013.

	Carrying value at December 31, 2013	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Assets
Cash and cash equivalents	$5,902,559	$5,902,559	$-	$-	$5,902,559
Restricted cash	722,680	722,680	-	-	722,680

	Carrying value at June 30, 2013	Level 1	Level 2	Level 3	Fair Value at June 30, 2013
Assets
Cash and cash equivalents	$13,170,627	$13,170,627	$-	$-	$13,170,627

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

8. Commitments and Contingencies

Environmental Matters

The Environmental Protection Agency has proposed a cash settlement of $60,000 in relation to a 400 barrel oil spill on the Pierce well site in February 2009. The spill was contained and the area rehabilitated to the satisfaction of the appropriate authorities in 2009. The costs associated with the spill and subsequent remediation were covered by our insurance. The settlement has not yet been paid and is included within the accrual balance on the Balance Sheet.

Other than the matter mentioned above, the Company has no accrued environmental liabilities for its sites, including sites in which governmental agencies have designated the Company as a potentially responsible party, because it is not probable that a loss will be incurred and the minimum cost and/or amount of loss cannot be reasonably estimated. However, due to uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites identified in the future, if any, could be incurred. Management believes, based upon current site assessments, that the ultimate resolution of any matters will not materially affect our results of operations or cashflows.

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

If, after having capitalized expenditures under our policy, we conclude that we are unlikely to recover the expenditures through future exploitation, then the relevant capitalized amount will be written off to expense.

As of December 31, 2013 we had capitalized exploration expenditures of $2.7 million and undeveloped capitalized acreage expenditures of $12.4 million.  This primarily relates to costs in relation to our Hawk Springs, Roosevelt and South Prairie projects.

Our Hawk Springs project, in Goshen County, Wyoming, includes $3.0 million in undeveloped capitalized acreage costs and $1.5 million in capitalized exploration expenditure. The capitalized exploration expenditure includes costs associated with the acquisition of our North Platte 3D seismic data. During the six months ended December 31, 2013, we spent and capitalized $0.3 million on our Bluff Federal well in the Hawk Springs project. This well is expected to be completed by June 2014.

Our Roosevelt project, in Roosevelt County, Montana, includes $7.8 million in undeveloped capitalized acreage costs and $0.3 million in capitalized exploration expenditure. The capitalized exploration expenditure consists of costs associated with well permitting, surface use agreements and other expenses associated with drilling preparation activities. In December 2013, we entered into a seismic and drilling agreement with Momentus Energy Corp, a Canadian exploration and development company based in Calgary. Momentus had committed to the acquisition of approximately 20 squares of 3-D seismic data at no cost to us. Following the acquisition of the seismic data, Momentus had the option to drill a horizontal Bakken well on our acreage at 100% cost to it. Upon Momentus drilling this well, it will have earned the right to 50% of the test well and 50% of our acreage in the Roosevelt project. This farm out is expected to be finalized by March 2014, with the acquisition of the 3-D seismic data to commence shortly after that.

Our South Prairie project in Ward and Renville counties, North Dakota, includes $1.6 million in undeveloped acreage costs and $0.9 million in capitalized exploration expenditure. This expenditure relates to 3-D seismic acquisition costs. We are not the operator of this project. The joint venture is focusing on developing three structural closure prospects (Pubco, Deering, and Birch) along the Prairie Salt edge in the South Prairie 3-D project. The joint venture has approved that the Pubco Prospect will be drilled next on the eastern edge of the South Prairie 3-D seismic survey. We anticipate this well will be drilled before the end of Q2 of calendar year 2014.

Exploration and divestment activities are continuing in all exploration areas. The outcome of these activities remain uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

10.  Issue of Share Capital

During the three months ended December 31, 2013 there were no issues of ordinary shares.

During the six months ended December 31, 2013, 9,864 Australian 3.8 cent options were exercised for net proceeds of $348. The options were issued in a public rights offering conducted in June 2013.

During the six months ended December 31, 2013 we issued 318,452,166 ordinary shares for 2.5 cents (Australian cents)/2.3 cents (United States cents) for proceeds of $7.3 million. The ordinary shares were issued to investors in the US and Australia.

11. Cash Flow Statement

Reconciliation of net income/(loss) after tax to the net cash flows from operations:

	Six months ended
	31-Dec-13	31-Dec-12

Net income/(loss) after tax	$(520,630)	$(888,053)
Depletion, depreciation and amortization	881,805	1,089,618
Stock based compensation	86,244	152,062
Accretion of asset retirement obligation	32,813	27,109
Impairment expense	83,121	244,589
Exploration and evaluation expenditure	319,374	400,950
Gain on sale of oil and gas properties	(2,524,411)	-

Changes in assets and liabilities:

(Increase)/decrease in receivables	(179,360)	24,074
(Increase)/decrease in income tax receivable/deferred tax asset	-	(2,036,036)
Increase/(decrease) in provision for annual leave	38,851	(37,643)
(Decrease)/Increase in payables	181,629	184,442
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(1,600,564)	$(838,888)

12. Subsequent Events

In January 2014, we entered into a $25 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, of which $4.0 million has been drawn down. We expect the remaining $4.0 million in borrowing base will be drawn down prior to June 30, 2014 on an as needed basis. Additional increases in the borrowing base, up to the credit facility maximum of $25 million, may be made available to us in the future depending on the value of our reserves in the future. Borrowing base redeterminations are performed by Mutual of Omaha every six months at June and December. We also have the ability to request a borrowing base redetermination at another period, once a year.

The credit facility includes the following covenants, which will be tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of 2.5 to 1.0

While we expect to be in compliance with these covenants based on our current $4.0 million drawdown, if we are not in compliance with the financial covenants in the credit facility, or if we do not receive a waiver from Mutual of Omaha, our debt could become due and payable upon acceleration by Mutual of Omaha. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

These funds will be used to fund drilling in our North Stockyard project in North Dakota. We expect to fund our remaining capital expenditures for the fiscal year ending June 30, 2014 with cash on hand and cash flow from operations, though we may obtain additional capital via equity finance raisings, further drawdowns of our credit facility (if possible) or another capital raising program or asset sales.

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

Throughout this report, a barrel of oil means a stock tank barrel (“STB”).

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

Our net oil production was 12,788 barrels of oil for the quarter ended December 31, 2013, compared to 17,744 barrels of oil for the quarter ended December 31, 2012.  The decrease in oil production was due to operational downtime in the North Stockyard field due in part to the shut-in of offset wells to the infill wells being fracced. This was partially offset by a new Sail and Anchor well, coming on line during the quarter ended December 31, 2013. Our net gas production was 42,990 thousand cubic feet (“Mcf”) for the quarter ended December 31, 2013, compared to 51,587 Mcf for the quarter ended December 31, 2012. The decrease in gas production also relates to the operational downtime in out North Stockyard field.

Our net oil production was 25,424 barrels of oil for the six months ended December 31, 2013 compared to 36,626 barrels of oil for the six months ended December 31, 2012. Our net gas production was 80,972 Mcf for the six months ended December 31, 2013 compared to 92,678 Mcf for the six months ended December 31, 2012. The decrease in oil and gas production is due to the natural decline in production associated with these wells and the result of wells being shut in during the period for workovers or while other wells in the same location are being drilled or fracced. Our net gas production was 80,972 Mcf for the six months ended December 31, 2013 compared to 92,678 Mcf for the six months ended December 31, 2012 for similar reasons.

For the six months ended December 31, 2013 and December 30, 2012, we reported a net loss of $0.6 million and a net loss of $0.9 million, respectively. The loss in the current period reflects a $2.5 million gain from the sale of oil and gas properties while the loss in the prior period included an income tax benefit of $2.0 million. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

During the six month period ended December 31, 2013, we issued a total of 318,452,166 ordinary shares in a registered direct offering with investors in the US and Australia. The placement raised $7.3 million, before costs. The placement also included options to subscribe for an additional four ordinary shares for each ten ordinary shares subscribed for at an exercise price of A$0.038 per share, with an expiry date of March 31, 2017.

Notable Activities and Status of Material Properties during the Quarter Ended December 31, 2013 and Current Activities

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Cretaceous Niobrara Formation & Permo-Penn Project, Northern D-J Basin

Samson 37.5% to 100% working interest

We have two contiguous areas in the Hawk Springs Project. One of the areas is a joint venture with a private company and is subject to a Halliburton Joint Venture (HJV).

The Defender US33 #2-29H well is pumped intermittently and produced 491 bbls of oil during the quarter.

The Spirit of America US34 #2-29 (the SOA #2) intersected two excellent quality Permian age reservoirs, the 9,300 ft. sand, which appears to be oil saturated and the 9,500 ft. sand which is water saturated. Integrating the well data to the 3-D seismic data shows that an amplitude anomaly (lithology/porosity indicator) is associated with the 9500’ sand indicating a thick and porous reservoir exists everywhere the amplitude is mapped. After further examination of the 3D seismic and additional data, we believe that the likely reason for the lack of oil saturation in the 9500’ sand is that a leak point can be established by a fortuitous juxtaposition of another porous reservoir across a fault that intersects the amplitude anomaly. Because this arrangement in the SOA prospect appears to be unique in the project area, Samson believes that the potential of the remaining two dozen prospects in the project has been re-established, since these prospects do not appear to be affected by any recognized faulting.

The Bluff #1-11 has been drilled to a depth of 1,037 feet with an air-drill rig and surface casing has been set. A larger top-drive rig will drill the remainder of the well when it becomes available to us. The well will test a four-way dip structural closure in the Permian and Pennsylvanian age rocks to a depth of approximately 8,550 feet. The well is located three miles to the northwest of the Spirit of America US34 #2-29 well (SOA #2) and more than 2000’ shallower in depth. The excellent reservoir properties and oil shows seen in the SOA #2 well has allowed Samson to validate the 3-D seismic data and consequently high-grade the Bluff prospect. We are in the process of farming out additional equity in relation to this well. Operations are expected to commence by the end of March 2014.

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

In December 2013, we entered into a seismic and drilling agreement with Momentus Energy Corp, a Canadian exploration and development company based in Calgary. Momentus has committed to acquire approximately 20 squares of 3-D seismic data at no cost to us. Following the acquisition of the seismic data, Momentus has the option to drill a horizontal Bakken well on our acreage at 100% its own cost. Upon Momentus drilling this well, it will have earned the right to 50% of the test well and 50% of our acreage in the Roosevelt project. The program, consisting of 3-D seismic acquisition and the cost of drilling the Bakken well, is valued at approximately $10 million. This farm out is expected to be finalized by March 2014, with the acquisition of the 3-D seismic data to commence shortly after that.

The two Bakken wells that were drilled in 2011and 2012 in the Roosevelt Project have proven to be uneconomic.

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

Samson 25% working interest

Samson has a 25% working interest in 25,590 net acres located on the eastern flank of the Williston Basin in North Dakota. The first well of the project, the Matson #3-1 well was drilled and determined to be a dry hole, which will be plugged and abandoned. During the six months ended December 31, 2013, $0.2 million was written off as dry hole expense.

Based on the technical analysis of this result, the forward program will show a preference for structural closures that exist along the salt edge rather than those created by dissolution events further interior to the salt edge. The joint venture is focusing on developing three structural closure prospects (Pubco, Deering, and Birch) along the Prairie Salt edge in the South Prairie 3-D project. The joint venture has approved that the Pubco Prospect will be drilled next on the eastern edge of the South Prairie 3-D seismic survey. We anticipate this well will be drilled before the end of Q2 of calendar year 2014.

Developed Properties: Drilling Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Bakken & Three Forks infill wells

Samson ~25-30% working interest

On January 1, 2013, we and the operator group negotiated a non-cash acreage swap for the Middle Bakken/First Bench of the Three Forks (MB/TF), whereby we traded certain interests in our undeveloped acres in the Southern Tier for these parties’ undeveloped acres in the Northern Tier. As a result of this acreage swap we owned 64% and 57%, respectively, in the two overlapping 1,280 acre spacing units located in the Northern Tier. Our net production from current producing wells was not affected. In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. (“Slawson”) for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. Slawson is now the operator of the Northern Tier acreage.

We have identified 14 infill development wells in this acreage that can be drilled between the existing Bakken wells and in the Three Forks Formation with 160 acre spacing.

The Billabong 2-13-14HBK well (24.86% working interest, subject to the delivery of a useable well bore to Slawson) was drilled in the Middle Bakken Formation but upon cementing the 4 ½ inch production liner, the bottom of the drill string became cemented in the hole. Wash-over operations have been halted while other drilling operations take place on the same pad location. Operations are expected to recommence by the end of March 2014.

The Coopers 2-15-14HBK (27.7% working interest), Tooheys 4-15-15HBK (27.7% working interest) and Little Creature 1-15-14HBK (27.7%) wells have all been drilled. The wells were fracture stimulated during the quarter with flowback operations expected to commence at the end of January 2014. The Blackdog (25.03% working interest) 3-13-14H well was also drilled during the quarter and fracture stimulation operations are expected to commence in February of 2014.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

A drilling permit for the Rainbow 10-19-18HBK well has been approved and we anticipate drilling our first well during the third quarter of calendar 2014.

In 2013, we acquired 656 acres in a 1255 acre drilling unit and 294 acres in a 1280 drilling unit. Both drilling units are located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

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

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have eight producing wells in the North Stockyard Field. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

The Harstad #1-15H well (34.5% working interest) was down for 38 days during the quarter and averaged 325 BOPD from the Mississippian Bluell Formation. Cumulative gross oil production to December 31, 2013 is approximately 113 MSTB.

The Leonard #1-23H well (10% working interest, 37.5% after non-consent penalty) was down for 3.3 days during the quarter. The well averaged 31 BOPD and 34 Mscf/D during the quarter. Cumulative gross production to December 31, 2013 is approximately 113 MSTB and 118 MMscf.

The Gene #1-22H well (30.6% working interest) was down for approximately 12 days during the quarter. The well produced at an average daily rate of 85 BOPD and 204 Mscf/D during the quarter. Cumulative gross production to December 31, 2013 is approximately 161 MSTB and 187 MMscf.

The Gary #1-24H (37% working interest) well was down for 50 days during the quarter mostly due to planned shut in periods while completing the offset wells. The well averaged 70 BOPD and 88 Mscf/D during the quarter. Cumulative gross production to December 31, 2013 is approximately 159 MSTB and 253 MMscf.

The Rodney #1-14H (27% working interest) well was down for 71 days during the quarter due to planned shut in periods while completing the offset wells. The well produced at an average daily rate of 10 BOPD and 9 Mscf/D during the quarter. Cumulative gross production to December 31, 2013 is approximately 119 MSTB and 169 MMscf.

The Earl #1-13H (32% working interest) well was down for 44 days during the quarter due to planned shut in periods while completing the offset wells. The well produced at an average daily rate of 107 BOPD and 38 Mscf/D. Cumulative gross production to December 31, 2013 is approximately 196 MSTB and 282 MMscf.

The Everett #1-15H (26% working interest) well was down for 50 days during the quarter due to planned shut in periods while completing the offset wells. The Everett well produced at an average daily rate of 46 BOPD and 55 Mscf/D during the quarter. Cumulative production to December 31, 2013 is approximately 102 MSTB and 137 MMscf.

The Sail & Anchor 4-13-14HBK well was shut in most of the quarter due to simultaneous drilling operations. The well did produce 10,579 BO over the 26 days it did produce for an average daily rate of 407 BOPD.

Sabretooth Gas Field, Brazoria County Texas

Oligocene Vicksburg Formation, Gulf Coast Basin

Samson 9.375% working interest

Production for the Davis Bintliff #1 well averaged 4.0 MMscf/D and 35 BOPD for the quarter. Cumulative production to December 31, 2013 is approximately 6.7 Bscf and 75 MSTB.

Abercrombie 1-10H well, Richland County, Montana

Mississippian Bakken Formation, Williston Basin

Samson 2.82% working interest

The Abercrombie #1-10H (SSN 2.82% working interest) averaged 41 BOPD and 115 Mscf/D during the quarter. Cumulative production to December 31, 2013 is approximately 56,912 barrels of oil and 131,579 Mscf.

Riva Ridge 6-7-33-56H well, Sheridan County, Montana

Mississippian Bakken Formation, Williston Basin

Samson 0.76% working interest

The Riva Ridge 6-7-33-56H (SSN 0.76% working interest.) well averaged 14 BOPD and 15 Mscf/D during the quarter. Cumulative production to December 31, 2013 is approximately 24,077 barrels of oil and 7,906 Mscf.

All production amounts above indicate gross production, rather than only the production attributable to our respective working interest for each well. See “Results of Operations” below for total production volume attributed to Samson during the quarter.

Results of Operations

For the three months ended December 31, 2013, we reported a net loss of $1.4 million.

For the six months ended December 31, 2013 we reported a net loss of $0.5 million and a net loss of $0.89 million, after income tax benefit of $2.0 million for the six months ended December 31, 2012.

The following table sets forth selected operating data for the three months ended:

	Three months ended
	31-Dec-13	31-Dec-12	30-Sep-13
Production Volume
Oil (Bbls)	12,788	17,744	12,636
Natural gas (Mcf)	42,990	51,587	37,982

BOE (based on one barrel of oil to six Mcf of natural gas)	19,953	26,342	18,966

Sales Price
Oil ($/Bbls)	$84.62	$82.13	$99.48
Gas ($/Mcf)	$4.71	$4.24	$3.74
BOE ($/BOE)	$64.39	$63.63	$73.76

Expense per BOE (in dollars):
Lease operating expenses	$22.06	$32.10	$25.09
Production and property taxes	$7.35	$7.44	$8.90
Depletion, depreciation and amortization	$20.94	$18.02	$24.47
General and administrative expense	$84.15	$50.73	$84.52

	31-Dec-13	31-Dec-12
Production Volume
Oil (Bbls)	25,424	36,626
Natural gas (Mcf)	80,972	92,678
BOE	38,919	52,072

Sales Price
Oil ($/Bbls)	$92.01	$79.28
Gas ($/Mcf)	$4.26	$3.94
BOE ($/BOE)	$68.96	$62.77

Expense per BOE (in dollars):
Lease operating expenses	$23.67	$28.87
Production and property taxes	$7.98	$6.73
Depletion, depreciation and amortization	$22.66	$20.01
General and administrative expense	$84.33	$54.14

The following table sets forth results of operations for the following periods:

	Three months ended
	31-Dec-13	31-Dec-12	2Q13 to 2Q12 change	30-Sep-13	2Q13 to 1Q13 Change
Oil sales	$1,082,154	$1,457,238	$(375,084)	$1,256,990	$(174,836)
Gas sales	202,658	218,885	(16,227)	141,946	60,712
Other liquids	627	-	627	-	627
Interest income	86,853	55,139	31,714	14,445	72,408
Gain on sale of oil and gas properties	-	-	-	2,524,411	(2,524,411)
Other	85	111,469	(111,384)	99	(14)

Lease operating expense	(586,926)	(1,041,761)	454,835	(644,750)	57,824
Depletion, depreciation and amortization	(417,723)	(498,851)	81,128	(464,082)	46,359
Impairment	-	(244,560)	244,560	(83,121)	83,121
Exploration and evaluation expenditure	(51,669)	(39,006)	(12,663)	(267,705)	216,036
Accretion of asset retirement obligations	(17,117)	(13,675)	(3,442)	(15,696)	(1,421)
General and administrative	(1,679,066)	(1,336,332)	(342,734)	(1,603,046)	(76,020)
Income tax benefit	-	1,366,938	(1,366,938)	-	-
Net income/(loss)	$(1,380,124)	$35,484	$(1,415,608)	$859,491	$(2,239,615)

	Six months ended
	31-Dec-13	31-Dec-12	2Q13 to 2Q12 change
Oil sales	$2,339,144	$2,903,775	$(564,631)
Gas sales	344,604	364,907	(20,303)
Other liquids	627	4,199	(3,572)
Interest income	101,298	126,779	(25,481)
Gain on sale of oil and gas properties	2,524,411	-	2,524,411
Other	184	111,481	(111,297)
			-
Lease operating expense	(1,231,676)	(1,853,750)	622,074
Depletion, depreciation and amortization	(881,805)	(1,089,618)	207,813
Exploration and evaluation expenditure	(319,374)	(400,950)	81,576
Accretion of asset retirement obligations	(32,813)	(27,109)	(5,704)
Impairment	(83,121)	(244,589)	161,468
General and administrative	(3,282,109)	(2,819,114)	(462,995)
Income tax (provision)/ benefit	-	2,035,936	(2,035,936)
Net income (loss)	$(520,630)	$(888,053)	$367,423

Three Months Comparison of Quarter Ended December 31, 2013 to Quarter Ended December 31, 2012 and Six Month Comparison of the Period Ended December 31, 2013 to the Period Ended December 31, 2012.

Oil and gas revenues

Oil revenues decreased from $1.4 million for the three months ended December 31, 2012 to $1.1 million for the three months ended December 31, 2013, as a result of a decrease in our oil production which was partially offset by an increase in the realized price.  Oil production decreased from 17,744 barrels for the quarter ended December 31, 2012, to 12,788 barrels for the quarter ended December 31, 2013. Production decreased in the current quarter due to wells being shut in in our North Stockyard project for work overs or while other wells in the vicinity were drilled or fracced. The decrease in production from existing wells was partially offset by a new well coming online during the period ended December 31, 2013.  Our realized oil price increased from $82.13 for the quarter ended December 31, 2012, to $84.62 for the quarter ended December 31, 2013.

Oil revenues also decreased from $2.9 million for the six months ended December 31, 2012 to $2.3 million for the six months ended December 31, 2013 as a result of a decrease in our oil production, which was slightly offset by an increase in our realized oil price.  Oil production decreased from 36,626 barrels for the six months ended December 31, 2012 to 25,424 barrels for the six months ended December 31, 2013.  Our realized oil price increased from $79.28 for the six months ended December 31, 2012 to $92.01 for the six months ended December 31, 2013.

Gas revenues remained consistent at $0.2 million for the three months ended December 31, 2012 and 2013. Production decreased from 51,587 mcf for the quarter ended December 31, 2012 to 42,990 Mcf for the quarter ended December 31, 2013. This slight decrease in production was offset by a slight increase in the realized gas price per Mcf, from $4.24 for the quarter ended December 31, 2012 to $4.71 for the quarter ended December 31, 2013.

Gas revenues also remained consistent at $0.3 million for the six months ended December 31, 2012 and 2013. Production decreased from 92,678 Mcf for the six months ended December 31, 2012 to 80,972 Mcf for the six months ended December 31, 2013. This decrease in production was offset by an increase in the realized gas price per Mcf, from $3.94 for the six months ended December 31, 2012 to $4.26 for the six months ended December 31, 2013.

Sale of oil and gas properties

In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. As a consequence of the transaction the rig contract with Frontier was also terminated, without penalty. Slawson is now the operator of the project and responsible for the development of the remaining undeveloped acreage.

Along with the undeveloped acreage, we also transferred a 25% working interest in the drilled but not yet completed, at the time of the sale, Sail and Anchor well, as well as a 25% working interest in the salt water disposal well drilled in the prior year in the North Stockyard project. A portion of the purchase price remains subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post-closing adjustments.

Exploration expense

Exploration expenditures increased slightly from $0.04 million for the quarter ended December 31, 2012, to $0.05 million for the quarter ended December 31, 2013. The expenditure in the prior period relates to expensing $0.26 million in additional expenditure in relation to our Australia II and Gretel II wells in our Roosevelt project in Montana. During the prior quarter we also wrote off $0.15 million in expenditure in relation to the Matson well in our South Prairie project in North Dakota. In the current quarter we recognized an additional $0.05 million in exploration expense in relation to the Matson well which was a dry hole.

Exploration expenditure decreased slightly from $0.4 million for the six months ended December 31, 2012 to $0.3 million for the six months ended December 31, 2013. During the six months ended December 31, 2012 the exploration expenditure relates to expenses incurred on our Australia II and Gretel II leases as well as other general exploration expenditure. During the six months ended December 31, 2013 the exploration expenditure relates to dry hole costs associated with the Matson well in our South Prairie project in North Dakota of $0.2 million plus other general exploration expenditure.

Lease operating expense

Lease operating expenses decreased from $1.0 million for the quarter ended December 31, 2012, to $0.6 million for the quarter ended December 31, 2013. This decrease is largely due to our Australia II and Gretel II wells being shut-in during the quarter in the Roosevelt Field. The Gretel II well in particular has produced a significant amount of water for which the disposal costs significantly add to lease operating costs. Costs per BOE decreased from $32.10 for the quarter ended December 31, 2012 to $22.06 for the quarter ended December 31, 2013.

Lease operating expenses decreased from $1.8 million for the six months ended December 31, 2012 to $1.2 million for the six months ended December 31, 2013. This decrease is due to a decrease in production as well as a decrease in the per barrel cost of lease operating expense. Costs per BOE decreased from $28.87 for the six months ended December 31, 2012 to $23.67 for the six months ended December 31, 2013.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased slightly from $0.5 million for the quarter ended December 31, 2012 to $0.4 million for the quarter ended December 31, 2013. The per BOE cost increased from $18.02 for the three months ended December 31, 2012 to $20.94 for the three months ended December 31, 2013. This increase is due to new wells, which commenced production during the period being depleted for the first time, however production overall decreased, leading to the decrease in depletion expense.

Depletion, depreciation and amortization expense decreased from $1.09 million for the six months ended December 31, 2012 to $0.9 million for the six months ended December 31, 2013. Depreciation, depletion and amortization expense per BOE increased from $20.01 for the six months ended December 31, 2012 compared to $22.66 for the six months ended December 31, 2013, however production overall decreased, leading to the decrease in depletion expense.

General and administrative expense

General and administrative expense increased from $1.3 million for the quarter ended December 31, 2012 to $1.7 million for the three months ended December 31, 2013. This increase is largely due to an increase in corporate activity surrounding funding strategies and investor relations.

General and administrative expense increased from $2.8 million for the six months ended December 31, 2012 to $3.3 million for the six months ended December 31, 2013. This increase is largely due to an increase in corporate activity surrounding funding strategies and investor relations.

Income tax benefit

Income tax benefit was $nil for the three month period ended December 31, 2013, compared to a benefit of $1.4 million for the quarter ended December 31, 2012.  The income tax benefit recognized in the prior year is a result of a portion of prior year operating losses being carried back to obtain a refund of income taxes paid in prior years.

Income tax benefit was $nil for the six months ended December 31, 2013 compared to a benefit of $2.0 million for the six months ended December 31, 2012. The income tax benefit recognized in the prior year is a result of a portion of the prior year’s operating losses being carried back to obtain a refund of income taxes paid in prior years.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-13	31-Dec-12
Cash provided by/(used in) operating activities	$(1,600,564)	$(838,888)
Cash (used in)/provided by investing activities	(11,862,746)	(11,522,296)
Cash provided by/(used in) financing activities	6,776,246	3,132,420

Cash used in operations increased from an outflow of $0.8 million for the six months ended December 31, 2012, to a net outflow of $1.6 million for the six months ended December 31, 2013. Cash receipts from customers decreased from $3.5 million for six months ended December 31, 2012 to $2.5 million for the six months ended December 31, 2013 due a decrease in production as a number of wells were shut in for the period for workovers or for the drilling and fraccing of offset wells.

Cash used in investing activities increased from $11.5 million for the six months ended December 31, 2012 to $11.9 million of cash used for the six months ended December 31, 2013. The cash outflow for the six months ended December 31, 2013, relates to drilling activities in our North Stockyard project in North Dakota. The cash outflow for the period ended December 31, 2012, relates to drilling and exploration activities conducted in our Hawk Springs and Roosevelt projects.

Cash provided by financing activities increased from a cash inflow of $3.1 million for the six months ended December 31, 2012, to a cash inflow of $6.8 million for the six months ended December 31, 2013. Cash inflow for the prior period was a result of the exercise of non-compensatory options. The increase in the current period is a result of shares issued during the period as described below. All options outstanding as at December 31, 2013 are currently out of the money.

During the six months ended December 31, 2013 we issued 318,452,166 ordinary shares for 2.5 cents (Australian cents)/2.3 cents (United States cents) for proceeds of $7.3 million before expenses. The ordinary shares were issued to investors in the US and Australia. The shares issued in the US were exchanged for American Depositary Shares.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2014 as well.

Our current budget for exploration, exploitation and development capital expenditures in fiscal 2014 is $27.6 million, of which we incurred approximately $15.3 million during the first six months of the fiscal year. We were able to make these expenditures, which were required to participate in the drilling and completion of the first five wells in our North Stockyard infill development program, by using the proceeds from our recent registered direct offering and our sale of development acreage to Slawson. The remaining $12.3 million in planned capital expenditures, some of which depends upon obtaining additional financing, relates to the drilling and completion of three additional wells in our North Stockyard infill project.

In January 2014, we entered into a $25 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, of which $4.0 million has been drawn down. We expect the remaining $4.0 million in borrowing base will be drawn down prior to June 30, 2014 on an as needed basis. Additional increases in the borrowing base, up to the credit facility maximum of $25 million, may be made available to us in the future depending on the value of our reserves in the future. Borrowing base redeterminations are performed by Mutual of Omaha every six months at June and December. We also have the ability to request a borrowing base redetermination at another period, once a year.

The credit facility includes the following covenants, which will be tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of 2.5 to 1.0

While we expect to be in compliance with these covenants at our current debt levels, in order to remain in compliance with our financial covenants and ratios under our credit facility in the future, we believe that we have several options available to us that we may pursue separately or in combination if necessary.

These funds will be used to fund drilling in our North Stockyard project in North Dakota. We expect to fund our remaining capital expenditures for fiscal 2014 with cash on hand and cash flow from operations, and we may obtain additional capital through equity finance raisings, further drawdowns of our credit facility (if possible) or another capital raising program or asset sales.

Uncertainties relating to our capital resources and requirements include the effects of results from our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities. The aggregate levels of capital expenditures for our fiscal year ending June 30, 2014, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Our two main sources of liquidity during the fiscal year ending June 30, 2014 have been cash on hand, which was $5.9 million, excluding restricted cash, at December 31, 2013, cash flows from operations, our recent registered direct offering, the sale of development acreage to Slawson and the credit facility entered into subsequent to period end. We continue to explore various methods of obtaining additional capital during the remainder of the fiscal year, including additional sales of equity securities and further drawdowns of our credit facility during the remainder of the fiscal year.

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

Our cash on hand position as of December 31, 2013 decreased from the same period in the previous year largely due to payments for drilling and fraccing in our North Stockyard project in North Dakota.

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

Item 4.    Controls and Procedures.

As of December 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Part II — Other Information

Item 1.    Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. On December 23, 2013, we filed a Statement of Grounds for Protest with the North Dakota Office of State Tax Commissioner responding to and protesting the allegations. At this time, we cannot predict the ultimate outcome of this disputed claim.

The Environmental Protection Agency has proposed a cash settlement of $60,000 in relation to a 400 barrel oil spill on the Pierce well site in February 2009. The spill was contained and the area rehabilitated to the satisfaction of the appropriate authorities in 2009. The costs associated with the spill and subsequent remediation were covered by our insurance. The settlement has not yet been paid and is included within the accrual balance on the Balance Sheet.

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

Not applicable

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
the quarter ended December 31, 2013 is formatted in XBRL (eXtensible Business Reporting Language): (i)
Consolidated Balance Sheet, (ii)  Consolidated Statements of Operations, (iii)  Consolidated Statement of
Changes in Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated
Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: February 10, 2014	By:	/s/Terence Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2014	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

