Form 10-K
period 2014-06-30
Samson Oil & Gas LTD
filed 2014-09-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2013 was approximately $51.7 million based on the closing price as reported on the NYSE MKT (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 2,837,780,958 ordinary shares outstanding as of September 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2014.

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

Forward–looking statements appear in a number of places in this annual report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our North Stockyard, Hawk Springs Roosevelt, State GC Field and Sabretooth properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, meeting our capital raising targets, and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, and regarding our production and future operating results, such as the following:

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

Mbbls.  Thousand barrels of oil.

MMbo. Million barrels of oil.

MMBOE. Thousands of barrels of oil equivalent

Mcf.   Thousand cubic feet (of natural gas).

Mcf/d. Thousand cubic feet (of natural gas) per day

Mcfe.   Thousand cubic feet equivalent.

MMBtu.   One million British Thermal Units, a common energy measurement.

NYMEX.   New York Mercantile Exchange.

Productive wells.   Producing wells and wells that are capable of production, including injection wells, salt water disposal wells, service wells, and wells that are shut–in.

Proved developed reserves.    Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

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

Proved developed producing reserves – (PDP).   Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and that are currently being produced.

PDP Behind Pipe. Those reserves expected to be recovered from completion intervals not yet open but remain behind casing in existing wells.

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

Samson Oil & Gas Limited (“we”, “Samson” or the “Company”) is a company limited by shares, incorporated on April 6, 1979 under the laws of Australia.  Our principal business is the exploration and development of oil and natural gas properties in the United States.  Currently, we own working interests in several oil and gas properties, three of which are producing and maybe considered material to us (North Stockyard in North Dakota, State GC in New Mexico and Sabretooth in Texas). In each of our three material producing properties, we have entered into operating agreements with third parties under which the oil and gas are produced and sold. We also have working interests in three exploration properties: 60% - 100% working interest in one exploration property (Roosevelt in Montana), 25% to 100% in a second property (Hawk Springs in Wyoming) and 25% in South Prairie, in North Dakota. We operate in one reportable segment, the exploration for, and the development and production of, oil and natural gas in the United States.

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

According to a reserve report prepared by Ryder Scott we had proved oil and gas reserves valued at approximately $54,403,000 (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2014, utilizes an adjusted realized pricing of $91.63 per Bbl for oil and $7.69 per MCF for natural gas. As of June 30, 2014, 83% of our proved reserves were oil and 59% were proved developed producing.

Our business strategy is to create a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources in the United States.  Our primary financial goal is to profitably develop our oil properties while maintaining a strong balance sheet, and specifically to focus on the exploration, exploitation and development of our two major oil plays – the Permian/Pennsylvanian in our Hawk Springs project in Goshen County, Wyoming and the Bakken in our North Stockyard and Rainbow projects in North Dakota. We are in the process of developing our undeveloped acreage in our North Stockyard project (drilling proved undeveloped locations) and commenced drilling in our Rainbow project during the year. We also drilled a test well in our Hawk Springs project to explore the Permian/Pennsylvania targets.

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

The practitioner responsible for overseeing the preparation of our reserves report at Ryder Scott has a Bachelor of Mechanical Engineering from Brigham Young University. He is a licensed Professional Engineer in States of Colorado and Texas. He has over 10 years’ practical experience in estimation and evaluation of petroleum reserves. Based on his educational background, professional training and more than 10 years’ of practical experience in the estimation and evaluation of petroleum reserves, he has attained the professional qualifications as a Reserves Estimator and Reserves Auditor as set forth in Article III of the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers as of February 19, 2007. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.

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

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2014 and June 30, 2013 was prepared by Ryder Scott Company L.P.

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2014 and 2013:

	2014			2013
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	1,452	1,845	1,761	770	1,352	996
Revisions of previous quantity estimates	(179)	(187)	(210)	227	27	232
Extensions and discoveries	400	387	465	153	198	186
Sale of reserves in place	(89)	(99)	(106)	-	-	0
Acquisitions	-	-	-	364	435	437
Production	(106)	(183)	(137)	(62)	(167)	(90)
End of year	1,478	1,763	1,773	1,452	1,845	1,761

Proved developed reserves	1,002	1,277	1,216	454	784	586
Proved undeveloped reserves	476	486	557	998	1,061	1,175
Total proved reserves	1,478	1,763	1,773	1,452	1,845	1,761

Proved Developed Producing Reserves

During the year ended June 30, 2014 we converted three proved undeveloped locations to proved developed producing locations. We also drilled four additional wells which are now categorized as PDP.

There were no significant changes to our proved developed producing reserves during the years ended June 30, 2012 and June 30, 2013.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated future development costs on our PUD locations as of June 30, 2014 are approximately $12.5 million and relate to infill development drilling in our North Stockyard Field and Rainbow Field in North Dakota.

During the year ended June 30, 2014 we successfully drilled three PUD locations (with reserves of 518 MBOE at 30 June 2013) and converted them to PDP locations. We also started drilling one additional PUD location which is expected to be converted to a PDP well during the coming year.

During the year ended June 30, 2013 we acquired additional PUD locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 MBbls compared to June 30, 2012.

In June 2013, we commenced drilling one of our PUD locations in our North Stockyard field, Sail and Anchor. This well was fracture stimulated during the current year and is now recorded as a PDP well.

In August 2013 we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.6 million in cash. We retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction we also terminated our rig contract with Frontier, with no penalty payment. Slawson is now the operator of the project going forward for the development of the undeveloped acreage.

As at June 30, 2014 we have 557 MBOE barrels of oil recognized as proved undeveloped reserves, and no PUDs that are scheduled for development five years or more beyond the date the reserves were initially recorded.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2014, 2013 and 2012, we produced 105,243, 61,640 and 87,956 barrels of oil, respectively.  During the years ended June 30, 2014, 2013 and 2012, we produced 182,659, 167,083 and 214,463 Mcf of gas, respectively.

For the year ended June 30, 2014 and 2013 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the North Stockyard Field in North Dakota.

The following table discloses our oil and gas production volume, revenue and expenses from the North Stockyard field for the fiscal years ended June 30:

2014 North Stockyard
Oil volume – Bbls	96,000
Revenue – $	8,795,897
Average Price per barrel – $	$91.63
Gas volume – Mcf	47,578
Revenue – $	412,952
Average price per Mcf – $	$8.68
Per unit production and lease operation costs per BOE – $*	$20.47

2013 North Stockyard
Oil volume – Bbls	43,380
Revenue – $	3,630,221
Average Price per barrel – $	$83.68
Gas volume – Mcf	49,594
Revenue – $	315,336
Average price per Mcf – $	$6.36
Per unit production and lease operation costs per BOE – $*	$28.77

2012 North Stockyard
Oil volume – Bbls	70,350
Revenue – $	5,688,010
Average Price per barrel – $	80.85
Gas volume – Mcf	69,710
Revenue – $	409,150
Average price per Mcf – $	5.87
Per unit production and lease operation costs per BOE – $*	19.53

*Excluding depletion, amortization and impairment

Prices and Costs

The average sale price (excluding the impact of derivative instruments) we achieved for oil during the years ended June 30, 2014, June 30, 2013 and June 30, 2012 was $91.38, $81.57 and $83.59 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2014, June 30, 2013 and June 30, 2012 was $5.48, $4.76 and $3.59 per Mcf, respectively.

The average production costs (including lease operating expenses, production taxes and handling expenses for oil and gas) per barrel of oil was $31.12 for the year ended June 30, 2014, $38.74 for the year ended June 30, 2013 and $22.39 for the year ended June 30, 2012.

Drilling Activity

	Year Ended June 30
	2014	2013	2012
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	Nil	1.0	3.0
Net productive development wells drilled	2.0	Nil	0.3
Net dry development wells drilled	Nil	Nil	Nil

Our productive development wells are all in our North Stockyard Project and are described below in “Description of Properties – North Stockyard Project”.

Our exploratory wells are all in our Hawk Springs and Roosevelt Projects and are described below in “Description of Properties – Exploration/Undeveloped Properties”

Present Drilling Activity

As of September 1, 2014, we were participating in the process of drilling 6.0 gross wells (1.5 net wells) (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2014 Capital Expenditures” and “Estimated 2015 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 11, 2014:

Gross productive oil wells	69
Net productive oil wells	11
Gross productive gas wells	6
Net productive gas wells	1
Wells with multiple completions	0
Gross Developed Acres	13,275
Net Developed Acres	4,021
Gross Undeveloped Acres	131,058
Net Undeveloped Acres	60,157

All of our acreage positions are located in the continental United States, with the majority located in Wyoming, North Dakota and Montana.  We have extensive leases with a variety of remaining lease terms varying from 3 months to four years.   In some cases we have the ability to extend the lease term or drill a well to hold the acreage by production.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2014, June 30, 2013 and June 30, 2012 and costs in effect at the end of the periods indicated. The average 12-month historical average of the first of the month prices used for natural gas for June 30, 2014, June 30, 2013 and June 30, 2012 were $7.69, $5.89 and $5.16 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2014, June 30, 2013 and June 30, 2012 were $91.63, $84.54, and $83.93 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2014	2013	2012
Future cash inflows	$148,975	$133,589	$71,655
Future production costs	(43,009)	(44,672)	(29,321)
Future development costs	(12,461)	(29,012)	(10,198)
Future income taxes	(21,819)	(12,050)	(5,524)
Future net cashflows	71,686	47,855	26,612
10 % discount	(29,093)	(26,012)	(13,274)
Standardized measure of discounted future net cash flows relating to proved reserves	$42,593	$21,843	$13,338

During the year ended June 30, 2014 we drilled and completed seven wells which are classified as PDP wells, three of which were classified as PUD locations at June 30, 2013. We have also commenced drilling three other wells, one of which has been classified as a PUD location at June 30, 2014.

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

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2014, June 30, 2013 and June 30, 2012 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2014	2013	2012
Beginning of year	$21,843	$13,338	$14,723

Sales of oil and gas produced during the period, net of production costs	(6,513)	(2,338)	(5,596)
Net changes in prices and production costs	4,689	8,027	3,216
Previously estimated development costs incurred during the period	22,100	-	917
Changes in estimates of future development costs	(6,829)	(18,814)	(10,198)
Extensions and discoveries	19,833	5,892	11,354
Revisions of previous quantity estimates and other	(5,727)	7,419	(643)
Sale of reserves in place	(1,558)	-	-
Purchase of reserves in place	-	11,664	-
Change in future income taxes	(6,484)	(6,526)	(987)
Accretion of discount	2,666	1,334	1,472
Other	(1,427)	1,847	(920)
Balance at end of year	$42,593	$21,843	$13,338

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

Together with our fellow working interest owners, we have drilled seventeen wells in this field, fourteen in the Bakken formation, two in the Three Forks formation and one in the Mission Canyon formation.

On August 15, 2013, we entered into an agreement to sell half of our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company, Inc. and another party for $5.6 million in cash and other consideration resulting in a gain of $2.5 million. While we retained our full interest in the currently producing wells in the North Stockyard field, we agreed to transfer, in addition to the sale of the undeveloped acreage, a 25% interest in the drilled but not yet completed Billabong and Sail and Anchor wells, leaving us with a 25.026% working interest in each of the two wells. The cash portion of the purchase price was subject to the delivery of a useable wellbore in Billabong, valued by the purchase and sale agreement at $0.9 million. This wellbore was delivered prior to June 30, 2014 and $0.9 million is recorded as a receivable. As result of this transaction, Slawson became the operator of the North Stockyard project going forward.

Below is a summary of the wells in our North Stockyard and their performance during the year ended June 30, 2014. Production information is shown on a gross basis.

	Net Revenue Interest	Objective	Reserve Classification at June 30, 2014	Lateral Length - feet	YTD Production June 30, 2014 BOE*	Cumulative well production to June 30, 2014 BOE*
Initial Development Program
Harstad #1-15	26.39%	Mission Canyon	PDP Behind Pipe	4,595	5,963	93,260
Leonard #1-23H	7.65%	Bakken	PDP	5,605	15,027	139,109
Gene #1-22H	23.41%	Bakken	PDP	5,473	33,452	193,912
Gary #1-24H	28.31%	Bakken	PDP	5,647	33,290	215,758
Rodney #1-14H	20.66%	Bakken	PDP	5,622	20,221	155,603
Earl #1-13H	24.48%	Bakken	PDP	5,742	42,257	261,126
Everett #1-15H	19.89%	Bakken	PDP	6,020	31,100	134,885

Infill Development Program
Billabong	44.02%	Bakken	PUD	6,147	-	-
Sail & Anchor 4-13-14	19.15%	Bakken	PDP	6,375	50,678	50,678
Blackdog 3-13-14	19.02%	Bakken	PDP	8,383	89,897	89,897
Tooheys 4-15-14	21.60%	Bakken	PDP	6,740	52,749	52,749
Coopers 2-15-14	21.60%	Bakken	PDP	6,360	39,527	39,527
Little Creature	21.24%	Bakken	PDP	7,578	62,168	62,168
Matilda Bay 1-15	25.23%	Bakken	PDP Behind Pipe	4,215	1,009	1,009
Matilda Bay 2-15	25.23%	Bakken	PDP Behind Pipe	4,215	14,678	14,678
Bootleg 4- 14-15	21.72%	Three Forks	Probable Undeveloped	7,211	-	-
Bootleg 5- 14-15	21.72%	Three Forks	Probable Undeveloped	7,495	-	-
				Total	492,016	1,504,359

*BOE calculations only includes gas sold and excludes gas flared.

At June 30, 2014, the North Stockyard project had net proved reserves of 947,600 Bbls and 970,600 Mcf.

State GC Oil and Gas Field, New Mexico

Average 32.2% Working Interest

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since that time.

Average daily production during the year ended June 30, 2014 from the State GC Oil and Gas Field was approximately 43 BOPD and 37 Mcf/d.

At June 30, 2014, the State GC Oil and Gas Field had net proved reserves of 55,400 Bbls and 83,200 Mcf.

Davis Bintliff #1 Well (Sabretooth Prospect), Brazoria County, Texas

12.5% Working Interest before payout, 9.375% Working Interest after payout

This well is operated by Davis Holdings. The Davis Bintliff #1 well was completed at the end of October 2008.

Average daily producing during the year ended June 30, 2014 from the Davis Bintliff #1 well was 32 BOPD and 3,732 Mcf/d

At June 30, 2014, the Davis Bintliff well had net proved reserves of 300 Bbls and 36,700 Mcf.

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

Spirit of America US 34 #2-29 (Spirit of America II)

100% working interest

The Spirit of America I replacement well, Spirit of America II, was drilled to a total depth of 10,634 feet using a conservative drilling approach to penetrate the troublesome salt section along with heavy weight, oil based mud. We planned to fracture stimulate the interpreted net pay intervals in three stages, however, problems with moving the bridge plug during the preparations to pump stage 2 were encountered, with the tubing becoming stuck by proppant, which required a recovery operation. No further work was completed on this well during the year ended June 30, 2013 and the decision was made to expense the costs associated with this well through the Statement of Operations of $7.3 million. All stages of the well have to be yet completed however it is unlikely that we will recover the costs of drilling through the production of hydrocarbons from the well. No further work was performed on this well during the year ended June 30, 2014.

Defender US 33 #2-29H

37.5% working interest

This well commenced production in February 2012. Numerous operational and pumping issues have been associated with this well. This well was cleaned out in July 2012 and resumed pumping. The well is currently pumped on a timer and averages 5-10 BOPD.

Schlumberger, a leading oilfield services company, was employed to model the Defender fracture stimulation program to determine the effectiveness of the fracture stimulation using all the data that was gathered by us during the drilling, logging, coring, and completion of the well. It was determined from the model that the effective or contributive half-length of the 43 individual stimulated fractures ranged from 12-60 feet. This result indicates fracture stimulation with poor conductivity, which means the fractures are not very effective in delivering oil to the wellbore. The poor conductivity looks to be due to the presence of bentonite laminations, which hinders fracture propagation. The presence of bentonite also increases the occurrence of materials used to keep fractures open becoming embedded and stress (fracture closure pressure). From this information we concluded that the Defender well is not a suitable candidate for a re-fracture stimulation and as such no further work is planned on this well.

At June 30, 2014, the Davis Bintliff well had net proved reserves of 2,300 Bbls and 6,600 Mcf.

Bluff 1-11 (25% working interest)

During the year ended June 30, 2014 we drilled the Bluff Prospect to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement on June 13th, 2014.

Various oil shows were observed in the Cretaceous, Jurassic, Permian, and Pennsylvanian intervals while drilling.  After running drill-pipe conveyed logging tools in the deeper portion of the well below the intermediate casing, the Pennsylvanian zones, were deemed to be too thin and uneconomic to produce.  The Permian target zone (from 7738 feet to 7756 feet ) displayed excellent porosity. As a result, the calculated water saturation was high, and was initially deemed to be water saturated, so the bottom portion of the hole below the intermediate casing was plugged.  Further analysis of the Permian target zone by an outside expert petrophysicist has determined the 9500 foot level sand contains gas.  The type of gas is likely to be nitrogen. The presence of any type of gas in the Permian target zone validates the trap in the Bluff prospect and thus the potential to host an oil leg below the gas cap.  Therefore, the working interest partners have determined that they will test the Permian target zone and we are currently in the process of securing a rig in order to drill out the cement plug currently above this zone.  Depending on rig availability, this work is expected to commence prior to the end of October 2014.

Roosevelt Project, Roosevelt County, Montana

100% Working Interest

Australia II

100% working interest

In December 2011, we drilled Australia II in the Roosevelt Project, our first appraisal (exploratory) well in this project area. This well was drilled to a total measured depth of 14,972 feet with the horizontal lateral remaining within the target zone for the entire lateral length. Oil and gas shows were returned during the drilling of this well and approximately 3,425 barrels of oil were produced. This well is being pumped although this well is productive, we do not presently believe that we will be able to recover our costs associated with drilling it. We expensed $13.1 million of previously capitalized exploration expenditure in the Statement of Operations as deferred exploration expenditure written off, which represents 100% of the costs incurred to June 30, 2012.

In July 2014, we replaced the pump on the Australia II well and production from this well has recommenced production. During July 2014, the well averaged 100 barrels of oil per day.

Gretel II

100% working interest

We drilled our second appraisal (exploratory) well in the Roosevelt Project, Gretel II, in January 2012 and fracture stimulated in March 2012. Based on the results, it appears that this well was drilled on the north side of the Brockton Fault zone, which is believed to be the western edge of the continuous Bakken oil formation. The Gretel II well is currently shut in, as it was mainly producing water, with just a 5% oil cut. We do not believe that we will recover our costs associated with drilling it. We expensed $11.6 million of previously capitalized exploration expenditure written to the Statement of Operations as deferred exploration expenditure written off in relation to this well, which represent 100% of the costs incurred to June 30, 2012. No further work has been performed on this well bore during the year ended June 30, 2014.

While both wells have delivered a negative result, geological and operational information was gained from these results which we believe has added value to the Roosevelt Project. In total, $24.7 million of previously capitalized exploration expenditure has been expensed to the Statement of Operations as exploration expenditure written off in relation to the drilling costs associated with these two wells during the year ended June 30, 2012. A balance of $7.8 million remains capitalized in relation to the project and relates to the land value of acreage we continue to hold.

During the year ended June 30, 2014, we entered into a seismic and drilling agreement with Momentus Energy Corp, a Canadian exploration and development company based in Calgary to further explore this project. Momentus has acquired 20 square miles of 3-D seismic data at no cost to us. This data has been processed and interpreted. Momentus has elected to drill a horizontal Bakken well on our acreage at 100% cost to them. Upon Momentus drilling this well, they will have earned the right to 50% of the test well and 50% of our undeveloped acreage in the Roosevelt project.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

23% -56% working interest

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

In the western drilling unit of the acquired acreage, we hold a 55.6% working interest. In the eastern drilling unit, Samson’s interest is 23%.

Our first Rainbow well, Gladys 1-20, drilled by Continental Resources spud on June 28, 2014 and has been drilled to a total depth of 19,994 feet. The well is 1,280 acre lateral (approximately 10,000 feet) in the middle member of the Bakken formation. The well has been fractured stimulated and is being prepared for flow back operations.

Other interest holders owning an interest in the Rainbow Project include Hess, Halcón and Continental.

Other

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

25% working interest

We have a 25% working interest in 25,590 net acres, which is located on the eastern flank of the Williston Basin in North Dakota. The target reservoir for the project is the Mississippian Mission Canyon Formation. Seventy-six square miles of 3-D seismic data have been shot and processed. The data has been interpreted and the first prospect was drilled during the current year. The Matson #3-1 well was drilled to a depth of 4,825 feet. The joint venture elected to plug and abandon the well based on the logging and show results. The data indicates that oil migrated through the Mission Canyon reservoir, evidenced by black asphaltic dead oil stain, but was not trapped in the targeted 420 acre 4-way structural closure. A possible explanation for this is that the dissolution of the underlying Devonian Prairie Salt, which created the structural closure in the overlying Mission Canyon Formation occurred after oil migrated through the area. Since the structural closure or trap was not in place at the time of oil migration, the oil would have moved updip to the next trap, which is the present day Glenburn Oil Field. The Glenburn Oil Field structural closure is controlled by the Prairie Salt edge whereas the Matson structural closure was created by interior localized salt dissolution pods. Based on the Matson result the forward program will show a preference for structural closures that exist along the salt edge rather than those created by dissolution events further interior to the salt edge.

The joint venture is focusing on developing three structural closure prospects (Pubco, Deering, and Birch) along the Prairie Salt edge in the South Prairie 3-D project. The joint venture has approved the Pubco Prospect that will be drilled next on the eastern edge of the South Prairie 3-D seismic survey. This well, named the York #3-9, will be drilled before the end of September 2014 at an estimated net cost to us of $0.2 million.

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

In general, our current insurance policies covering a blowout or other insurable incident resulting in damage to one of our oil and gas wells provide up to $20 million of well control, pollution cleanup and consequential damages coverage and $11 million of third party liability coverage for additional pollution cleanup and consequential damages, which also covers personal injury and death.

If a well blowout, spill or similar event occurs that is not covered by insurance or not fully protected by insured limits, we would be responsible for the costs, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. As in industry standard, these contracts are primarily negotiated by the operator of the projects on our behalf. We had no material delivery commitments as of September 9, 2014.

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

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the SDWA, is the main federal law that authorizes the United States Environmental Protection Agency (“EPA”) to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The SDWA currently excludes hydraulic fracturing from the definition of “underground injection.” Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. The United States Congress has considered, and may in the future consider, legislation such as the proposed Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether the current or a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level. In addition, in March 2010, at the request of the U.S. Congress, EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources. A progress report was released in December 2012. In May 2014, the EPA indicated that as a first step, it would convene a stakeholder process to develop an approach to obtain information on chemical substances and mixtures used in hydraulic fracturing. To gather information to inform EPA's proposal, the EPA issued an advance notice of proposed rulemaking (ANPR) and initiated a public participation process to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. Comments were due to be received by August 2014, with the report expected after that.

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

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who released one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. CERCLA also authorizes EPA and, in some cases, third parties to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Strict liability means liability without fault, and in some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

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

As described in Note 5 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $1,775,792 as of June 30, 2014. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 10%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of June 30, 2014.

Name	Age	Position
Terence Barr	65	Chief Executive Officer
Robyn Lamont	36	Chief Financial Officer
David Ninke	43	Vice President – Exploration
Denis Rakich	61	Secretary

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

Competition

The oil and natural gas business is highly competitive in the search for and acquisition of additional reserves and in the sale of oil and natural gas. Our competitors consist of major and intermediate sized integrated oil and natural gas companies, independent oil and natural gas companies and individual producers and operators. The principal competitive factors in the acquisition of undeveloped oil and gas leases include the availability and quality of staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of our competitors have substantially greater financial resources, and more fully developed staffs and facilities than ours. In addition, the producing, processing and marketing of natural gas and crude oil are affected by a number of factors that are beyond our control, the effect of which cannot be accurately predicted. See “Item 1A. Risk Factors.” Ultimately, our future success will depend on our ability to develop or acquire additional reserves at costs that allow us to remain competitive.

Employees

At September 9, 2014, we had 10 employees, including 2 part time employees. The 2 part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company. The remaining 8 employees are located in Denver, Colorado.

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

We recorded an impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2014 and 2013, and may again in the future record additional impairments.

We recognized an impairment expense for the twelve months ended June 30, 2014 of $0.1 million. This expense is primarily in relation to the Abercrombie well in our Roosevelt project.

We recognized an impairment expense for the twelve months ended June 30, 2013 of $0.3 million, primarily in relation to wells at our Roosevelt project –Abercrombie and Riva Ridge and Defender in our Hawk Springs project.   Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations.

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

Part of our strategy through the year ended June 30, 2013 and 2014 was to pursue acquisition, exploration and development activities in emerging plays such as our Hawk Springs Project and Roosevelt Project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, we have access to little if any past drilling results in those areas to help predict the results of our own exploratory drilling. In addition, part of our strategy to maximize recoveries from such new projects may involve the drilling of horizontal wells and/or using completion techniques that have proven to be successful in other similar formations. Both of the two Roosevelt project wells drilled in the fiscal year 2012 failed to deliver positive results, and $24.7 million of previously capitalized exploration expenditure was written off as exploration expenditure. In addition, one well in the Hawk Springs project well was drilled unsuccessfully, and $4.9 million in expenditure in relation to this well was written off as dry hole costs. During the year ended June 30, 2013, $7.3 million was expensed following our Spirit of America II well in our Hawk Springs project being non-productive. We have continued exploring in our Hawk Springs project during the year ended June 30, 2014 and have drilled our Bluff well, which is currently awaiting completion. We have also entered into a farm out project with respect to our Roosevelt project and our farm out partner has shot 3D seismic over the project area, at no cost to us. They are expected to drill a Bakken test well prior to December 31, 2014.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2013 and June 30, 2014.

We operate only a small percentage of our proved properties, and for those properties we do operate there is no guarantee we will be successful operators.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We funded a portion of our 2014 capital expenditures with proceeds from our sale of our North Stockyard properties to Slawson Exploration Company in August 2013.

Petroleum exploration, drilling and development involve substantial business risks.

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. In addition, oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

—	unexpected drilling conditions;

—	Unexpected geological formations including abnormal pressure or irregularities in formations;

—	equipment failures or accidents;

—	adverse changes in prices;

—	weather conditions;

—	ability to fund capital necessary to develop exploration properties and producing properties;

—	shortages in experienced labor; and

—	shortages or delays in the delivery of equipment, including equipment needed for drilling, fracture stimulating and completing wells.

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

Any significant reduction in our borrowing base under our credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our credit facility if required as a result of a borrowing base redetermination.

In January 2014, we entered into a $25 million credit facility agreement with Mutual of Omaha Bank.  The credit facility has a current borrowing base of $15.5 million. In January 2014, we drew down $4 million and we drew an additional $2 million in March 2014. In August 2014, we drew down an additional $5 million. We intend to continue borrowing under our credit facility in the future. The borrowing base is subject to periodic redetermination and is based in part on oil and natural gas prices and the value of properties owned, which could be reduced in the case of asset disposition. Any significant reduction in our borrowing base as a result of such redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of such redetermination, we would be required to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations in the future depends on our future performance.

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

Operations on the Fort Peck Indian Reservation in Montana are subject to various federal and tribal regulations and laws, any of which may increase our costs and delay our operations on the Roosevelt Project.

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

Other business risks also include the risk of cyber security breaches. If management’s systems for protecting against cyber security risk prove not to be sufficient, the company could be adversely affected such as by having its business systems compromised, its proprietary information altered, lost or stolen, or its business operations disrupted.

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

Our operations also are subject to wildlife-protection laws and regulations. For example, oil companies have been charged with killing migratory birds in North Dakota, where we conduct some of our operations. Reserve pits are used during oil and gas drilling operations. During the cleanup phase of a reserve pit, the Migratory Bird Treaty Act requires companies to cover the pit with a net if it is open for more than 90 days. The maximum penalty for each charge under the Migratory Bird Treaty Act is six months in prison and a $15,000 fine.

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

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2014, the Australian dollar has, as a general trend, remained evenly valued against the U.S. dollar though remains volatile.  If the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2014, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to legal and possibly factual uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2014, we had granted options to purchase an aggregate of approximately 72,500,000 million shares of our ordinary shares to certain of our directors and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2014, we had warrants outstanding which may be exercised by warrant holders for 316,692,854 ordinary shares at exercise prices of between A$0.033 and A$0.164 per share between October 2014 and April, 2018. The exercise of such warrants could have similarly adverse consequences on the trading prices for our shares.

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

Environmental Matters

The Environmental Protection Agency agreed to a cash settlement of $60,000 in relation to a 400 barrel oil spill on the Pierce well site in February 2009, which was paid and expensed during the year ended June 30, 2014. The spill was contained and the area rehabilitated to the satisfaction of the appropriate authorities in 2009 at the time of the spill. The costs associated with the spill and subsequent remediation were covered by our insurance and paid at the time of the spill, during the year ended June 30, 2009.

State Income Tax Matters

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. We have reached a settlement with the State of North Dakota for a payment of $107,524, paid after year end.

Halliburton Dispute

We have an ongoing dispute with Halliburton Energy Services, Inc., a co-participant in our Hawk Springs project. The dispute also relates to our 2012 drilling program in our Roosevelt project in Montana, where Halliburton provided us with project management services. We are claiming $638,000 from Halliburton as a result of alleged breaches of Halliburton obligations with respect to the Roosevelt project. Halliburton is claiming at least $126,000 in unpaid oil revenue from the Hawk Springs Project. We have engaged in sporadic negotiations with Halliburton over the past two years to try to resolve these offsetting liabilities, but it now appears likely that the competing claims will be the subject of a lawsuit between the parties. While we believe that our own claim against Halliburton is meritorious, we cannot predict the ultimate resolution of the dispute, whether it is resolved by litigation or negotiated settlement.

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

A.  Market Information

Our American Depositary Shares (“ADS”), each representing 20 ordinary shares, have been listed on the NYSE MKT since January 7, 2008 under the symbol “SSN”.  As of September 10, 2014 103,034,287 ADSs were outstanding and we had approximately 16,500 beneficial owners of ADS.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE MKT.  On September 10, 2014, the closing price of our ADSs on NYSE MKT was $0.36.

	NYSE MKT American Depositary Share (ADS) Price (in USD)
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.87	$.43	$.49	$.47
Second Quarter (October 1 – December 31)	$.54	$.40	$.71	$.65
Third Quarter (January 1 – March 31)	$.54	$.42	$.80	$.73
Fourth Quarter (April 1 – June 30)	$.49	$.31	$1.15	$1.08

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 11, 2014, 2,837,780,958 ordinary shares were outstanding, and we had approximately 4,298 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 10, 2014, the closing price of our ordinary shares on the ASX was A$0.020.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.046	$.022	$.052	$.050
Second Quarter (October 1 – December 31)	$.028	$.022	$.037	$.035
Third Quarter (January 1 – March 31)	$.029	$.022	$.034	$.033
Fourth Quarter (April 1 – June 30)	$.027	$.016	$.026	$.025

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

B.  Holders

As of September 11, 2014, there were approximately 4,298 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders.

E.  Performance Graph

The following graph compares the cumulative return provided to stockholders of Samson Oil & Gas Limited’s ADSs relative to the cumulative total returns of the NYSE MKT Composite Index (XAX) and the NYSE MKT Oil Index (XOI).  An investment of $100 is assumed to have been made in our ADSs and in each of the indexes on June 30, 2009, and its relative performance is tracked through June 30, 2014.   The indices are included for comparative purposes only. This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	2009	2010	2011	2012	2013	2014
Samson Oil & Gas Limited (SSN)	$100.00	$200.00	$657.78	$244.44	$95.56	97.78
NYSE Amex Composite Index (XAX)	$100.00	$113.50	$148.16	$147.15	$141.95	175.65
NYSE Amex Oil Index (XOI)	$100.00	$96.16	$141.94	$126.84	$144.71	183.00

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2014 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

	Fiscal Year Ended June 30
	2014	2013	2012	2011	2010
Revenues and Other Income
Oil sales	$9,616,660	$5,028,050	$7,352,494	$5,038,446	$1,956,193
Gas sales	1,001,341	772,073	1,020,945	930,330	915,086
Other liquids	627	3,985	12,360	-	20,658
Interest income	118,076	253,150	355,357	368,251	24,318
Gain on sale of oil and gas properties	2,937,010	-	-	-	-
Gain on sale of exploration acreage	-	-	-	73,199,687	-
Other	66,893	211,736	58,598	2,245	58,929
Total Revenues and Other Income	13,740,607	6,268,994	8,799,754	79,538,959	2,975,184

	Fiscal Year Ended June 30
	2014	2013	2012	2011	2010
Expenses

Lease operating expense	$(4,105,809)	$(3,466,339)	$(2,789,902)	$(1,678,510)	$(908,283)
Depletion, depreciation and amortization	(2,992,649)	(1,975,932)	(2,776,005)	(1,832,558)	(1,160,385)
Impairment of oil and natural gas properties	(83,121)	(259,529)	(635,464)	-	(71,151)
Exploration and evaluation expenditure	(368,469)	(7,929,204)	(30,559,458)	(404,031)	(1,569,455)
Accretion of asset retirement obligations	(9,236)	(55,326)	(23,603)	(23,909)	(26,196)
General and administrative	(6,457,812)	(6,313,993)	(7,858,698)	(8,561,734)	(3,300,233)
Abandonment expense	(726,427)	-	-	-	-
Loss on derivative instruments	(504,592)	-	(22,268)	-	-
Borrowing Costs	(33,632)	-	-	-	-
Interest expense, net of capitalized costs	(91,422)	-	-	(906,838)	(1,423,938)
Total Expenses	(15,373,169)	(20,000,323)	(44,665,398)	(13,407,580)	(8,459,641)
Income (loss) from continuing operations	(1,632,562)	(13,731,329)	(35,865,644)	66,131,379	(5,484,457)
Income tax (provision)/ benefit	(780,611)	2,010,280	4,629,193	(14,695,544)	-
Earnings from continuing operations	(2,413,173)	(11,721,049)	(31,236,451)	51,435,835	(5,484,457)
Total income (loss) from discontinued operations, net of income taxes	-	-	-	2,712,387	(18,679,899)

Net Income (Loss)	$(2,413,173)	$(11,721,049)	$(31,236,451)	$54,148,222	$(24,164,356)

Basic – cents per share	$(0.09)	$(0.61)	(1.78)	3.06	(0.56)
Diluted – cents per share	$(0.09)	$(0.61)	(1.78)	2.61	(0.56)

Net earnings per common share from discontinued operations:
Basic – cents per share	$-	$-	-	0.16	(1.91)
Diluted – cents per share	$-	$-	-	0.14	(1.91)

Weighted average common shares outstanding:
Basic	2,558,418,209	1,935,438,970	1,752,408,357	1,680,247,878	978,983,187
Diluted	2,558,418,209	1,935,438,970	1,752,408,357	1,968,053,691	978,983,187

	Fiscal Year Ended June 30
	2014	2013	2012	2011	2010
Cash flow data:

Cash flow provided by/(used in) operations	$(1,527,263)	$2,182,311	$2,820,481	$(10,509,390)	$(1,210,080)
Cash flow provided by /(used in) investing activities	(21,575,457)	(17,405,124)	(42,732,283)	69,438,106	(5,834,554)

Cash flow provided by/(used in) financing activities	$17,455,009	$9,050,000	$632,101	$(7,661,155)	$11,271,787

Other financial data:

Capital expenditure – oil and gas properties	$(17,276,219)	$(8,371,024)	$(3,384,858)	$(4,793,225)	$(3,581,518)
Capitalized exploration expenditure and undeveloped acreage	1,080,925	(6,263,316)	(5,172,706)	(3,347,738)	-

Balance sheet data:

Cash and cash equivalents	$6,846,394	$13,170,627	$18,845,894	$58,448,477	$5,885,735
Property, plant and equipment, net of depletion and impairment	34,796,359	20,359,675	14,338,441	14,214,774	20,330,897
Total assets	68,841,229	52,806,665	55,723,239	81,597,832	32,895,960
Borrowings	(6,000,000)	-	(7,322)	(29,769)	(11,283,999)

Total shareholders’ equity	$53,636,102	$44,907,319	$48,173,079	$77,926,665	$18,990,905

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other information appearing in this Annual Report on Form 10-K. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Samson Oil & Gas Limited and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our principal business is the exploration and development of oil and natural gas properties in the United States.  Currently, we own working interests in several oil and gas properties, three of which are producing and maybe considered material to us (North Stockyard in North Dakota, State GC in New Mexico and Sabretooth in Texas). In each of our three material producing properties, we have entered into operating agreements with third parties under which the oil and gas are produced and sold. We also have working interests in three exploration properties: 60% - 100% working interest in one exploration property (Roosevelt in Montana), 25% to 100% in a second property (Hawk Springs in Wyoming) and 25% in South Prairie, in North Dakota. We operate in one reportable segment, the exploration for, and the development and production of, oil and natural gas in the United States.

In 2010 we decided to move our focus from natural gas to oil. We sold natural gas assets and following the successful drilling and completion of three oil wells in our North Stockyard Field, our oil production and proved reserves increased. We continue to endeavor to increase our oil reserves.

Our net oil production was 105,243 barrels of oil for the year ended June 30, 2014 compared to 61,640 barrels of oil for the year ended June 30, 2013. Our net gas production was 182,659 Mcf for the year ended June 30, 2014 compared to 167,083 Mcf for the year ended June 30, 2013.

Recent Developments

Since the end of fiscal 2012, we have acquired new exploratory and developmental drilling properties, consolidated our ownership position in the North Stockyard project, conducted exploratory and developmental drilling in our properties and will continue to progress our current drilling plan. In order to fund our drilling we have raised $20 million in new equity and drawdown $6 million (during the year ended June 30, 2014) and $5 million (in August 2014) of debt from our $25 million credit facility with Mutual of Omaha Bank.

Based on the positive developmental drilling results from the North Stockyard field to date, we repositioned our ownership position geographically through an acreage swap, concentrating our ownership in the northern tier of the existing project. We then drilled, as operator, two new developmental wells, the Billabong and the Sale and Anchor wells. Before completing those two wells in August 2013, however, we entered into a farm out transaction with another company with significant operating experience in the area by which we divested half of our equity position in the northern tier in exchange for $5.6 million in cash and other consideration. Neither the acreage swap nor the farm out reduced our ownership interest in the currently producing wells in the field.

During the year ended June 30, 2014 we drilled ten wells in our North Stockyard project, seven of which have been fractured stimulated and are producing. The remaining three are awaiting or undergoing fracture stimulation which is expected to be completed in September 2014.

In April 2013, we acquired, in two tranches, a net 1,225 acres in two 1,280 acre drilling units in the Rainbow Project in Williams County, North Dakota, near the North Stockyard project. We transferred 160 net acres from our 1,200 acre undeveloped acreage holding in North Stockyard project and will provide a $1.2 million carry to the vendor, for the first (10% carry) and second (2% carry) development wells in exchange for our 950 net acres in the Rainbow Project. Our first well in our Rainbow project, the Gladys 1-20 well has been drilled by Continental Resources. The well was drilled to a total depth of 19,994 feet and is a 1,280 acre later in the middle member of the Bakken formation. The well has been fracture stimulated and is currently being prepared for flow back operations.

To date, the exploratory drilling results in our Hawk Springs, South Prairie and Roosevelt projects have been below expectations.  As a result, during the fiscal year ended June 30, 2013, we wrote off $7.3 million in previously capitalized exploration costs in relation to the Spirit of America II well in Hawk Springs.  At South Prairie, the first well drilled was plugged and abandoned based on the logging and show results.  Our second well in our South Prairie project, the York #3-9 is scheduled to be drilled before the end of September 2014.

At Roosevelt, we considered alternatives to continuing the expensive exploratory drilling program and have entered in to a farm out agreement with Momentus Energy.

During this same time, we engaged in various transactions to raise capital to support our ambitious drilling programs. In March and April 2013, we raised net proceeds of $3.2 million in the U.S. through the sale of American Depositary Shares (ADSs)(represented by ordinary shares) and warrants to purchase ordinary shares via a registered direct offering. We then conducted a rights offering by which we offered to all of our shareholders, including holders of ordinary shares and American Depositary Shares, the right to purchase one ordinary share and 4/10 of a warrant to purchase an ordinary share for every three ordinary shares, or ADS equivalent, owned, raising $2.5 million in net proceeds.  As permitted by Australian law, we then conducted a shortfall placement of the shares not purchased by existing shareholders in the rights offering. The shortfall placement was conducted in the U.S. and Australia in August 2013 on the same terms as the rights offering, raising approximately $7.0 million. In April 2014 we raised $5.4 million through the issue of 290,110,820 ordinary shares.

Results of Operations

The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated.

	Fiscal Year ended June 30,
	2014	2013	2012
Production Volume:
Oil (Bbls)	105,243	61,640	87,956
Natural gas (Mcf)	182,659	167,083	214,463
BOE	135,686	89,487	123,700

Oil Price per Bbl Produced (in dollars):

Realized price	$91.38	$81.57	$83.59
Impact of settled derivative instruments	(0.87)	-	-
Derivative adjusted price	90.51	81.57	83.59

Natural Gas Price per Mcf Produced (in dollars):

Realized price	$5.48	$4.62	$4.76

	Fiscal Year ended June 30,
	2014	2013	2012
Expense per BOE:
Lease operating expenses	$21.27	$31.68	$14.59
Production and property taxes	$9.85	$7.06	$7.80
Depletion, depreciation and amortization	$22.06	$22.08	$21.71
General and administrative expense	$47.59	$70.56	$63.71
Interest expense, net of amounts capitalised	$0.67	$-	$-

Comparison of Year Ended June 30, 2014 to year ended June 30, 2013

	Year ended		Variance	% Change
Item	June 30, 2014	June 30, 2013
Continuing Operations
Oil and gas revenues	$10,618,628	$5,804,108	$4,814,520	83%
Interest income	118,076	253,150	(135,074)	-53%
Gain on sale of oil and gas properties	2,937,010	-	(2,937,010)	0%
Other income	66,893	211,736	(144,843)	-68%
Lease operating expense	(4,105,809)	(3,466,339)	(639,470)	18%
Depletion, depreciation and amortization	(2,992,649)	(1,975,932)	(1,016,717)	51%
Impairment of oil and gas properties	(83,121)	(259,529)	176,408	-68%
Exploration and evaluation expenditure	(368,469)	(7,929,204)	7,560,735	-95%
Accretion of Asset Retirement Obligations	(9,236)	(55,326)	46,090	-83%
General and administrative cost	(6,457,812)	(6,313,993)	(143,819)	2%
Abandonment expense	(726,427)	-	(726,427)	0%
Loss on derivative instruments	(504,592)	-	(504,592)	0%
Borrowing Costs	(33,632)	-	(33,632)	0%
Interest expense, net of capitalised costs	(91,422)	-	(91,422)	0%
Income tax (expense)/benefit	(780,611)	2,010,280	(2,790,891)	-139%
Net income (loss)	$(2,413,173)	$(11,721,049)	$9,307,876

Net income (loss)

The result for the fiscal year ended June 30, 2014 was a net loss of $2.4 million, compared to a net loss of $11.7 million for the year ended June 30, 2013.  The net loss in 2013 was due to significant write offs in relation to previously capitalized exploration expenditure.

During the year ended June 30, 2013 we wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor completion results in relation to our Spirit of America II well in our Hawk Springs Project in Goshen County, Wyoming.

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2013 to the year ended June 30, 2014, from $5.8 million to $10.6 million.  The increase is a result of a combination of an increase in oil production for the year and an increase in the average oil price realized. Oil production increased from 61,640 Bbls for the year ended June 30, 2013 to 105,243 Bbls for the year ended June 30, 2014. The increase in oil produced is a result of our drilling in our North Stockyard project in North Dakota. During the current year we drilled and completed 5 new wells, which contributed to the increase in our production. The average oil sale price received also increased from $81.57 per barrel for the year ended June 30, 2013 to $91.38 per barrel for the year ended June 30, 2014.

The realized gas price increased from $4.62 per Mcf for the year ended June 30, 2013 to $5.48 per Mcf for the year ended June 30, 2014.   Our natural gas production increased for the year ended June 30, 2014 to 182,485 Mcf from 167,083 Mcf for the year ended June 30, 2013.  The increase is a result of the drilling of new wells in our North Stockyard project.

Gain on sale of oil and gas properties

During the year ended June 30, 2014 we recognized $2.9 million with respect to a gain on sale of oil and gas properties compared to nil in the prior year. $2.7 million of the gain relates to the sale of a portion of our interest in undeveloped acreage in our North Stockyard project and $0.2 million relates to the sale of our Deep Draw well, a single well field in Wyoming. We did not have any similar sales in the prior year.

Impairment

Included in the loss for fiscal year ended June 30, 2014 is $0.1 million of impairment expense of oil and gas properties compared to $0.3 million for fiscal year ended June 30, 2013. The current year impairment is result of the poor production results of our Abercrombie well in our Roosevelt project in Montana. The prior year impairment is a result of poor performance of wells in our Roosevelt project, Abercrombie, Riva Ridge, Gretel II and Australia II.

Exploration and evaluation expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2014, to $0.4 million from $7.9 million for the year ended June 30, 2013. In the prior year we wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor drilling results from our Spirit of America II well in our Hawk Springs project in Goshen County, Wyoming. One stage of this well remains to be completed and while it may prove to be productive for hydrocarbons, it is unlikely that we will recover our costs associated with drilling this well. The remaining $0.6 million relates to other general exploration expenditure on our two main exploration projects, including delay rentals – Hawk Springs and Roosevelt, in particular in relation to our exploratory wells Australia II and Gretel II.

Lease operating expenses

Lease operating expenses increased from $3.5 million for fiscal year 2013 to $4.1 million in fiscal year 2014.   The increase in lease operating expense relates to an increase in production. Lease operating expense per BOE decreased significantly from $31.68 for fiscal year 2013 to $21.27 for fiscal year 2014.  In the prior year, we drilled a salt water disposal well on our North Stockyard project in North Dakota and therefore no longer need to pay a third party operator to dispose of salt water from our North Stockyard project. This was a significant lease operating expense and drilling this well has contributed to the decrease in lease operating expense per BOE.

Our production taxes and handling expenses increased from $7.06 per BOE for fiscal year 2013 to $9.85 per BOE for fiscal year 2014 due to an increase in handling costs from the purchasers of our oil and gas.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense increased from $2.0 million for fiscal year 2013 to $3 million in fiscal year 2014.  This was a result of increased production activity during the current year. Depreciation and depletion per BOE for fiscal year 2014 remained consistent with the prior year at $22.06 for fiscal 2014 compared to $22.08 for fiscal year 2013.

General and administrative expense

General and administrative expense remained consistent from $6.3 million for the year ended June 30, 2013 to $6.4 million for the year ended June 30, 2014.

Loss on derivative instruments

During the year ended June 30, 2014 we recognized $0.5 million in the change in the fair value of our derivative instruments compared to nil in the prior year.

We did not have any open derivative positions in the prior year.

Interest expense

During the year ended we recognized $0.1 million in interest expense compared to nil in the prior year. The interest expense is associated with our credit facility with Mutual of Omaha Bank. The interest rate on the facility is the 90 days LIBOR rate plus 3.75%, or 3.98% as of June 30, 2014.

Income tax expense/( benefit)

We recorded an income tax benefit from continuing operations of $2.0 million in fiscal 2013 compared to $0.7 million in income tax expense in the current year.

The income tax expense recognized in the current year is a result of a change in the estimated amount of AMT receivable from the IRS. We are currently under audit by the IRS and based on the IRS audit, the IRS is challenging whether or not we met the small business taxpayer AMT exemption. Although we believe we met the small business exemption, we had determined not to appeal this IRS ruling and have written off the AMT receivable.

The income tax benefit recognized in the prior year is due to the carry back of net operating losses incurred in the prior year to the income tax paid during the year ended June 30, 2011. We have received the total benefit available to us from the carry back provisions .We have cumulative net operating losses of $32.8 million that have not expired which we have fully reserved for as of June 30, 2014.

Comparison of Year Ended June 30, 2013 to year ended June 30, 2012

	Year ended		Variance	% Change
Item	June 30, 2013	June 30, 2012
Continuing Operations
Oil and gas revenues	$5,804,108	$8,385,799	$(2,581,691)	-31%
Interest income	253,150	355,357	(102,207)	-29%
Other income	211,736	58,598	153,138	261%
Lease operating expense	(3,466,339)	(2,789,902)	(676,437)	24%
Depletion, depreciation and amortization	(1,975,932)	(2,776,005)	800,073	-29%
Impairment of oil and gas properties	(259,529)	(635,464)	375,935	0%
Exploration and evaluation expenditure	(7,929,204)	(30,559,458)	22,630,254	-74%
Accretion of Asset Retirement Obligations	(55,326)	(23,603)	(31,723)	0%
General and administrative cost	(6,313,993)	(7,858,698)	1,544,705	-20%
Loss on derivative instruments	-	(22,268)	22,268	-100%
Income tax (expense)/benefit	2,010,280	4,629,193	(2,618,913)	-57%
Net income (loss)	$(11,721,049)	$(31,236,451)	$19,515,402

Net income (loss)

The result for the fiscal year ended June 30, 2013 was a net loss of $11.7 million, compared to a net loss of $31.2 million for the year ended June 30, 2012.  The net loss in 2013 and 2012 was due to significant write offs in relation to previously capitalized exploration expenditure.

We wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor completion results in relation to our Spirit of America II well in our Hawk Springs Project in Goshen County, Wyoming. One zone of the well still requires fracture stimulation and maybe productive for hydrocarbons, however it is unlikely that we will recover drilling costs associated with this well and therefore the costs associated with drilling the well have been expensed.

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

Impairment of oil and gas properties

Included in the loss for fiscal year ended June 30, 2013 is $0.3 million of impairment expense of oil and gas properties compared to $0.6 million for fiscal year ended June 30, 2012. The current year impairment is result of the poor production results of our non-operated wells, the Abercrombie and Riva Ridge, in the Roosevelt area.

Exploration and evaluation expenditures

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

The exploration and evaluation expenditure for the year ended June 30, 2012 related to the drilling costs of our exploratory wells in our Roosevelt project – Gretel II and Australia II.

Lease operating expenses

Lease operating expenses increased from $2.8 million for fiscal year 2012 to $3.5 million in fiscal year 2013.   Lease operating expense per BOE increased significantly from $14.59 for fiscal year 2012 to $31.68 for fiscal year 2013.  We incurred significant lease operating costs in our Roosevelt project and Hawk Springs project, attempting to increase our production volumes on our Defender and Australia II and Gretel II wells, respectively. These attempts were unsuccessful and did not lead to a significant increase in the production from these wells.

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

Our production taxes decreased slightly from $7.79 per BOE for fiscal year 2012 to $7.06 per BOE for fiscal year 2013.

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

Other administrative costs also decreased slightly following cost control measures, including investor relations, travel, legal and audit expenses, from $3.6 million for the year ended June 30, 2013 to $3.7 million for the year ended June 30, 2012.

Income tax expense/( benefit)

We recorded an income tax benefit from continuing operations of $2.0 million in fiscal 2013 compared to $4.6 million benefit in the year ended June 30, 2012.

The income tax benefit recognized in the current and prior year is due to the carry back of certain expenditures incurred in the current and prior year to the income tax paid during the year ended June 30, 2011. We have received the total benefit available to us from the carry back provisions and do not expect to recognize further income tax benefits from our net operating losses until profitable operations resume.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
	2014	2013	2012
Cash provided by (used in) operating activities	$(1,527,263)	$2,182,311	$2,820,481
Cash provided by (used in) investing activities	(21,575,457)	(17,405,124)	(42,732,283)
Cash provided by (used in) financing activities	17,455,009	9,050,000	632,101

Capital Resources

During the fiscal year ended June 30, 2014 our main source of liquidity was cash on hand, proceeds from equity issues and proceeds from our credit facility with Mutual of Omaha Bank. During the year ended June 30, 2013, our main source of liquidity was cash on hand, cash flow from our producing properties and proceeds from equity issues and exercise of options.

During the fiscal year ended June 30, 2014, we conducted two registered direct equity offerings. In August 2013, we issued 318,452,166 ordinary shares to U.S. and Australian investors at 2.5 cents (Australian) each and 127,380,866 new warrants. The placement was a portion of the shortfall in the rights offering completed by us in May 2013. The warrants have an exercise price of 3.8 cents (Australian) and an expiry date of March 31, 2017. The placement raised approximately $6.7 million, after expenses. In April 2014, we issued 290,110,820 ordinary shares to U.S. and Australian investors at 1.9 cents (Australian) each and 87,033,246 new warrants to raise $5.0 million after expenses. The warrants have an exercise price of 3.3 cents (Australian) each and an expiry of April 30, 2018.

In January 2014, we entered into a $25 million credit facility agreement with Mutual of Omaha Bank. The credit facility has a current borrowing base of $15.5 million. In January 2014, we drew down $4 million and we drew an additional $2 million in March 2014. In August 2014, we drew down an additional $5 million.

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

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our capital expenditures remains dependent on us having the capital required to meet our planned expenditures. There is no guarantee that we will be able to fund all of our planned expenditures from our existing working capital or be able to raise the funds through the debt and equity markets. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional productive reserves.

2012, 2013 and 2014 Capital Expenditures

During the fiscal year ended June 30, 2014 we spent $13.8 million drilling and fracture stimulating 6 wells in our North Stockyard project. We have also spent $4.9 million on drilling operations associated with 4 wells in our North Stockyard project that have been partially drilled or are awaiting fracture stimulation and were not producing at year end. We have also advanced $5.2 million to the operator of our North Stockyard property for wells being drilled however the funds are currently unspent.

We have spent $0.7 million drilling the Bluff well in our Hawk Springs prospect. This well has been drilled but is not yet completed. We have also spent $0.2 million drilling the Gladys well in our Rainbow project in North Dakota.

During the fiscal year ended June 30, 2013 we spent $14.6 million on capital expenditures (including capitalized exploration expenditure and work in progress). In our North Stockyard project we spent $1.5 million on drilling and constructing a salt water disposal facility. This facility has significantly reduced our salt water disposal costs in this project. We also spent $6.3 million drilling our infill wells in our North Stockyard project. We spent $0.2 million on new equipment in our currently producing wells in our North Stockyard project. We spent $2.5 million on land and seismic information in our South Prairie project in North Dakota. We spent $0.7 million on the acquisition of additional acreage in our Roosevelt project in Montana. We spent $2.4 million in additional costs of our Spirit of America II well in our Hawk Springs project.

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

Estimated 2015 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2015 is estimated at $26.6 million. We plan to deploy $12.5 million drilling 5 Three Forks wells in our North Stockyard project and $13.5 million drilling 6 wells in our Rainbow project in North Dakota. We also plan to spend an additional $0.5 million completing our Bluff well in our Hawk Springs project in Wyoming and $0.1 million drilling the Pubco prospect in our South Prairie project in North Dakota.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. We will not be able to fund all of the planned expenditure from our existing working capital and there is no guarantee we will be able to raise the funds through the debt or equity markets.

Commitments and Contingencies

As of June 30, 2014 the aggregate amounts of contractually obligated payment commitments for the next five years were as follows:

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Asset retirement obligations (1)	$1,775,792	$877,933	$-	$-	$-	$-	$897,859
Leases (2)	335,728	164,026	161,408	10,294	-	-	-
Drilling carry - Rainbow Project	1,000,000	1,000,000	-	-	-	-	-
Credit Facility (3)	6,000,000	-	-	6,000,000	-	-	-
Total	9,111,520	2,041,959	161,408	6,010,294	-	-	897,859

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2014 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.

(2)	Leases relate to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia and vehicle leases.

(3)	Excludes variable rate debt interest payments related to the company’s credit facility. The interest rate is LIBOR plus 3.75% or approximately 3.98% at June 30, 2014.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

We did not acquire any additional land or projects during the year ended June 30, 2014.

Divestitures

In August 2013 we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.6 million in cash and other consideration. We retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction we have terminated our rig contract with Frontier, with no penalty payment. Slawson is now the operator of the project going forward for the development of the undeveloped acreage. Along with the undeveloped acreage, we have also transferred 25% working interest in the drilled but not completed at the time of the sale, Billabong and Sail and Anchor wells. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post closing adjustments. The workover operation was completed on the Billabong well during the year ended June 30, 2014 and Slawson has agreed to take over the well bore. This well is expected to be fracture stimulated in late September 2014.

In April 2014, we sold our interests in Rennerfeldt 1-13H and Rennerfeldt 2-13H in our North Stockyard project in North Dakota to the operator of the project for $0.2 million, resulting in a $0.2 million gain. We had made cash prepayments with respect to these wells to the operator, which were applied to new wells that we are participating in.

In March 2014, we finalized the sale of our Deep Draw well in Campbell County, Wyoming for cash of $0.2 million, resulting in a $0.2 million gain. This well had been previously fully impaired and had no value.

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

Exploration and Evaluation Expense

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

Proved Undeveloped Reserves

Proved undeveloped reserves are expected to be recovered from new wells on undeveloped acreage, from deepening existing wells to a different reservoir or where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our proved undeveloped fields are approximately $12.5 million, though we may we obtain additional financing or make other arrangements to develop these properties. Economic development is also heavily dependent upon future commodity prices and the activities of the operators of our properties.  As such, the timing of drilling and development activities depends upon a number of factors that are outside of our control. As at the date of this filing, we continue to expect that these fields will ultimately be developed by their operators and that the costs capitalized will be recoverable from future operations, but the timing of such development remains dependent on prevailing prices, particularly for those properties focused on natural gas.  Whenever oil and gas properties are developed, however, there is no assurance that there will not be future impairment of the costs incurred to drill the new wells.

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

Amortization rates are updated four times a year to reflect: the addition of capital costs, reserve revisions (upwards or downwards) and additions, property acquisitions or dispositions, and impairments.

Impairments

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected future cash flows of its oil and gas properties and compares these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows.

We recorded impairment charges of $0.1 million, $0.3 million and $0.6 million for the years ended June 30, 2014, 2013 and 2012 respectively.

The charges in the fiscal year ended June 30 2014, related to the continued poor performance of our Abercrombie well in our Roosevelt project.

The charges in the fiscal year ended June 30, 2013 relate to the continued poor performance of our Roosevelt Project wells – Riva Ridge, Abercrombie, Australia II and Gretel II.

Asset Retirement Obligations

The accounting standards set forth by the FASB with respect to accounting for asset retirement obligations provide that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under this method, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with the offsetting increase to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value vary depending on the estimated timing of the relevant obligation, but typically ranged between 4% and 10%. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in reserve estimates and the economic life of oil and natural gas properties could affect the timing of such costs and accordingly the present value of such costs.

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

Derivatives

The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges. All derivative instruments are recorded on the balance sheet at fair value.

Recently Adopted Accounting Standards

There have been no recently adopted accounting standards that would impact our business.

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

Impact of a change in oil and gas prices for the year ended June 30, 2014

	$ value of impact on pre tax net loss		% value of impact on pre tax net loss
Increase of 10% in oil and gas prices	Decrease by	$275,163	Decrease by	16.85%
Decrease of 20% in oil and gas prices	Increase by	$(395,906)	Increase by	24.25%

Interest Rate Risk.   We are continually reviewing our interest rate exposure and consideration is given to potential restructuring of our existing position, if applicable.

We have $6.0 million in borrowings which is subject to a floating interest rate of the 90 day LIBOR (London Interbank Offered Rate) plus 3.75%. We do not have any derivative instruments in place to protect us from movements in this interest rate. While this rate is subject to change, it has remained around 0.23% in recent months.

At June 30, 2014 if interest rates had moved, as illustrated in the table below (estimated from historical movements), with all other variables held constant, the impact would be:

Impact of LIBOR for the year ended June 30, 2014

	$ value of impact on pre tax net loss		% value of impact on pre tax net loss
+ 0.25% (25 basis points)	Increase by	$15,000	Decrease by	0.92%
- 0.23% (23 basis points)	Decrease by	$(13,800)	Increase by	0.85%

Foreign Currency Risk.     We currently hold approximately US$1.9 million equivalent in Australian dollars with the National Australia Bank in Australia.  These funds are in part used to pay Australian dollar expenses incurred by our office in Perth, Western Australia, though a portion maybe repatriated to the United States in the foreseeable future. As a result, we may experience foreign currency gains or losses, which may positively or negatively affect our results of operations attributed to these balances.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 54 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”)) as of June 30, 2014. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, our CEO and CFO have concluded that, as a result of a material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2014. The material weakness relates to our asset retirement obligation.

Notwithstanding this weakness in our internal controls with respect to our asset retirement obligation, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cashflows for the periods presented in conformity with GAAP.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2014, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in our internal control over financial reporting existed as of June 30, 2014.

We did not design and maintain effective controls over the completeness and accuracy of our accounting for asset retirement obligations. Specifically, there is a lack of precision in the review of accounting for the asset retirement obligation and the related accretion expenses. This control deficiency resulted in errors in the calculation of the asset retirement obligation inclusive of accretion expense. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Completed and Planned Remediation Actions to Address Internal Control Weaknesses

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal control over financial reporting. If not remediated, this control deficiency could, in the future, result in material misstatements in our financial statements. The Company and its board of directors take the control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below are essential to maintaining a strong internal control environment.

The following remediation steps are among the measures that will be implemented by the Company as soon as practicable:

•	Modify the asset retirement process to capture and analyze a complete list of wells
•	Modify and enhance the review process to ensure all elements of the asset retirement obligation are reviewed by appropriate individuals at the appropriate level of precision

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended June 30, 2014. As outlined above, we are in the process of adding controls to remediate the material weakness related to our accounting for asset retirement obligations. There were no other changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report. Certain information concerning our executive officers is set forth in “Item 1 and 2—Business and Properties—Executive Officers.”

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2014 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 54.

Exhibits

Number	Description

3	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20-F filed on July 6, 2007, as amended by Form 20-F/A).

4	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.1	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).

10.10	2013 Bonus Plan (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2013).

10.11	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.12	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.13	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.14	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.15	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.16	Form of Subscription Agreement (final), dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ryder Scott Company, L.P.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99	Report of Ryder Scott Company, L.P. Regarding the Registrant’s Reserves as of June 30, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2014
Terence Barr

/s/ Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 15, 2014
Robyn Lamont

/s/ Victor Rudenno	Director	September 15, 2014
Victor Rudenno

/s/ Keith Skipper	Director	September 15, 2014
Keith Skipper

/s/ DeAnn Craig	Director	September 15, 2014
DeAnn Craig

/s/ Eugene McColley	Director	September 15, 2014
Eugene McColley

53

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Samson Oil & Gas Limited

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the completeness and accuracy of the accounting for asset retirement obligations existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

September 15, 2014

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,846,394	$13,170,627

Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	5,533,516	3,090,666
Prepayments	5,388,428	350,669
Pipe inventory – held by third party	-	78,944
Short term deferred tax asset	84,946	-
Income tax receivable	-	777,804
Total current assets	17,853,284	17,468,710
PROPERTY, PLANT AND EQUIPMENT, AT COST

Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $21,219,361 and $18,381,917 at June 30, 2014 and June 2013, respectively	34,430,793	19,992,018

Other property and equipment, net of accumulated depreciation and amortization of $421,443 and $351,037 at June 30, 2014 and June 2013, respectively	365,566	367,657
Net property, plant and equipment	34,796,359	20,359,675
OTHER ASSETS
Undeveloped capitalized acreage	12,349,767	12,369,412
Capitalized exploration expense	3,382,650	2,468,934
Other	459,169	139,934
TOTAL ASSETS	$68,841,229	$52,806,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,316,963	$1,381,407
Accrued liabilities	3,261,674	5,406,982
Provision for annual leave	230,311	242,368
Fair value of derivative instruments	284,376	-
Total current liabilities	8,093,324	7,030,757
Fair value of derivative instruments	128,998	-
Asset retirement obligations	897,859	868,589
Credit facility	6,000,000	-
Deferred tax liability	84,946	-
Total liabilities	15,205,127	7,899,346

Commitments and contingencies (Note 12)	-	-

STOCKHOLDERS’ EQUITY

Common stock, 2,837,756,933 and 2,229,165,163 shares issued and outstanding at June 30, 2014 and 2013, respectively	104,535,894	92,717,784
Accumulated other comprehensive income	1,302,096	1,978,250
Accumulated deficit	(52,201,888)	(49,788,715)
Total stockholders’ equity	53,636,102	44,907,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,841,229	$52,806,665

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal year ended June 30,
	2014	2013	2012
REVENUES AND OTHER INCOME:
Oil sales	$9,616,660	$5,028,050	$7,352,494
Gas sales	1,001,341	772,073	1,020,945
Other liquids	627	3,985	12,360
Interest income	118,076	253,150	355,357
Gain on sale of oil and gas properties	2,937,010	-	-
Other	66,893	211,736	58,598
TOTAL REVENUE AND OTHER INCOME	13,740,607	6,268,994	8,799,754

EXPENSES:
Lease operating expense	(4,105,809)	(3,466,339)	(2,789,902)
Depletion, depreciation and amortization	(2,992,649)	(1,975,932)	(2,776,005)
Impairment of oil and natural gas properties	(83,121)	(259,529)	(635,464)
Exploration and evaluation expenditure	(368,469)	(7,929,204)	(30,559,458)
Accretion of asset retirement obligations	(9,236)	(55,326)	(23,603)
General and administrative	(6,457,812)	(6,313,993)	(7,858,698)
Abandonment Expense	(726,427)	-	-
Loss on derivative instruments	(504,592)	-	(22,268)
Borrowing costs	(33,632)	-	-
Interest expense	(91,422)	-	-
TOTAL EXPENSES	(15,373,169)	(20,000,323)	(44,665,398)
Loss before income tax	(1,632,562)	(13,731,329)	(35,865,644)
Income tax (provision)/ benefit	(780,611)	2,010,280	4,629,193
Net loss	$(2,413,173)	$(11,721,049)	$(31,236,451)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign Currency Translation gain (loss)	(676,154)	(794,508)	(317,037)
Total comprehensive (loss)/gain for the period	$(3,089,327)	$(12,515,557)	$(31,553,488)

Net loss per common share:
Basic – cents per share	(0.09)	(0.61)	(1.78)
Diluted – cents per share	(0.09)	(0.61)	(1.78)

Weighted average common shares outstanding:
Basic	2,558,418,209	1,935,438,970	1,752,408,357
Diluted	2,558,418,209	1,935,438,970	1,752,408,357

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Other
	Issued	Accumulated	Comprehensive
	Capital	Deficit	Income	Total Equity
Balance at July 1, 2011	$81,668,085	$(6,831,215)	$3,089,795	$77,926,665
Net loss	-	(31,236,451)	-	(31,236,451)
Foreign currency translation	-	-	(317,037)	(317,037)
Total comprehensive income for the period	-	(31,236,451)	(317,037)	(31,553,488)
Stock based compensation	1,167,801	-	-	1,167,801
Issue of share capital	632,101	-	-	632,101
Balance at June 30, 2012	$83,467,987	$(38,067,666)	$2,772,758	$48,173,079
Net loss	-	(11,721,049)	-	(11,721,049)
Foreign currency translation	-	-	(794,508)	(794,508)
Total comprehensive loss for the period	-	(11,721,049)	(794,508)	(12,515,557)
Stock based compensation	199,437	-	-	199,437
Issue of share capital	9,409,451	-	-	9,409,451
Share issue costs	(359,091)	-	-	(359,091)
Balance at June 30, 2013	$92,717,784	$(49,788,715)	$1,978,250	$44,907,319
Net loss	-	(2,413,173)	-	(2,413,173)
Foreign currency translation	-	-	(676,154)	(676,154)
Total comprehensive loss for the period	-	(2,413,173)	(676,154)	(3,089,327)
Stock based compensation	86,245	-	-	86,245
Issue of share capital	12,777,720			12,777,720
Share issue costs	(1,045,855)	-	-	(1,045,855)
Balance at June 30, 2014	$104,535,894	$(52,201,888)	$1,302,096	$53,636,102

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2014	2013	2012
Cash flows from operating activities
Receipts from customers	$8,411,998	$6,301,239	$8,778,983
Cash received from commodity derivative financial instruments	-	-	38,508
Payments to suppliers & employees	(9,892,747)	(9,952,928)	(9,296,930)
Interest received	118,351	253,000	355,945
Interest paid	(60,780)	-	-
Income taxes paid	-	5,581,000	2,943,975
Payments for abandonment costs	(23,492)
Payments for derivative instruments	(80,593)
Net cash flows provided by/ (used in) operating activities	(1,527,263)	2,182,311	2,820,481
Cash flows from investing activities
Proceeds from sale of oil and gas properties	5,192,819	-	-
Payments for plant & equipment	(66,845)	(24,000)	(189,599)
Cash receipts for cash calls	490,338
Payments for exploration and evaluation	(68,967)	(11,253,246)	(39,987,483)
Payments for oil and gas properties	(27,122,802)	(6,127,878)	(2,555,201)
Net cash flows (used in)/ provided by investing activities	(21,575,457)	(17,405,124)	(42,732,283)
Cash flows from financing activities

Proceeds from issue of share capital	12,777,720	9,409,000	632,101
Proceeds from borrowings	6,000,000	-	-
Payments for costs associated with borrowings	(276,856)	-	-
Payments for costs associated with capital raising	(1,045,855)	(359,000)	-
Net cash flows (used in)/ provided by financing activities	17,455,009	9,050,000	632,101
Net (decrease)/ increase in cash and cash equivalents	(5,647,711)	(6,172,813)	(39,279,701)

Cash and cash equivalents at the beginning of the year	13,170,627	18,845,894	58,448,477
Effects of exchange rate changes on cash and cash equivalents	(676,522)	497,546	(322,882)
Cash and cash equivalents at end of year	$6,846,394	$13,170,627	$18,845,894

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations.   Samson Oil & Gas Limited and its consolidated subsidiaries (“Samson” or the “Company”), is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties in North Dakota, Montana and Wyoming.

Comparatives. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain amounts in prior years' financial statements have been reclassified to conform to the 2013 financial statement presentation.

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include (1) oil and gas reserves; (2) cash flow estimates used in impairment tests of long–lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest derivative instruments; (8) certain accrued liabilities; (9) valuation of share-based payments and (10) income taxes. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions through the date of this report for matters that may require recognition or disclosure in these financial statements.

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2014 or 2013.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2014	2013
Oil and natural gas sales	$3,107,292	$818,820
Cost recovery from drilling partners	1,496,218	2,214,940
Other	930,006	56,906
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2014 and 2013	$5,533,516	$3,090,666

The Company's accounts receivable result from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are primarily from the operators of our various projects, who negotiate the sale of oil and gas to third parties on our behalf.

The cost recovery from drilling partners relates to the partners share of drilling costs associated with the current drilling program in our North Stockyard infill project and Hawk Springs project.

Accruals.   The components of accrued liabilities for the years ended June 30, 2014 and 2013 are as follows:

	2014	2013
Bonus Accrual	132,324	-
Other accruals	3,129,350	5,406,982
	$3,261,674	$5,406,982

The majority of other accruals in the current year relate to expenses incurred in relation to our exploratory well, Bluff, in our Hawk Springs project and other general accruals.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2014	2013
Proved properties	$41,166,960	$26,657,972
Lease and well equipment	8,174,727	5,371,923
Work in progress	6,308,467	6,344,040
Less accumulated depreciation, depletion and impairment	(21,219,361)	(18,381,917)
	$34,430,793	$19,992,018

Undeveloped acreage	$12,349,767	$12,369,412

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected future cash flows of its oil and gas properties and compares these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows. Unproved oil and gas properties are assessed periodically for impairment on a property–by–property basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. When the Company has allocated fair values to significant unproved property (probable reserves) as the result of a business combination or other purchase of proved and unproved properties, it uses a future cash flow analysis to assess the property for impairment. Probable reserves are defined as those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.

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

In determining whether an unproved property is impaired, we consider numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent leaseholds, in-house geologists' evaluation of the lease, future reserve cash flows and the remaining lease term. We have capitalized leasehold acreage in relation to our Hawk Springs project in Goshen County, Wyoming, Roosevelt Project in Roosevelt County, Montana and South Prairie Project in Williston, North Dakota.

Work in progress

Work in progress relates to costs associated with the drilling of wells in Samson’s in fill development project in its North Stockyard field. These wells were not completed as at June 30, 2014 and 2013, respectively and work is continuing on them.

Exploration written off, including dry hole expenses

During the fiscal year ended June 30, 2014 we expensed $0.2 million with respect to our Matson #3-1 well in our South Prairie project in North Dakota. The well was plugged after no hydrocarbons were noted during the drilling of the well.

During the fiscal year ended June 30, 2013 we continued work on our Spirit of America 2 well in our Hawk Springs project in Goshen County, Wyoming. Three of the four potential completion zones were water saturated and therefore non-productive for hydro carbons. It is unlikely that the costs of the well will be recovered and $7.4 million in previously capitalized exploration costs in relation to this well were written off during the fiscal year ended June 30, 2013.

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

Impairment

We recorded impairment charges of $0.1 million, $0.3 million and $0.6 million for the years ended June 30, 2014, 2013 and 2012 respectively.

The charges in the fiscal year ended June 30 2014, related to the continued poor performance of our Abercrombie well in our Roosevelt project.

The charges in the fiscal year ended June 30, 2013 relate to the continued poor performance of our Roosevelt Project wells – Riva Ridge, Abercrombie, Australia II and Gretel II.

The charges in fiscal year ended June 30, 2012 were related in part to a decrease in value of our Davis Bintliff well in Brazoria County, Texas. This well is a gas well and has declined in value consistent with the decline in the natural gas price. It continues to perform in line with our forecast decline curve. Other fiscal year ended June 30, 2012 impairment was recorded for write-offs of exploratory wells drilled.

Other Property and Equipment.

Other property and equipment, which includes leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight–line method over the estimated useful lives of the related assets, ranging from 3 to 25 years.

Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 was $0.1 million, $0.1 million and $0.1 million, respectively.

Other property and equipment consists of the following at June 30:

	2014	2013

Furniture, fittings and equipment	$787,009	$718,694
Less accumulated depreciation	(421,443)	(351,037)
	$365,566	$367,657

Derivative Financial Instruments.   The Company enters into derivative contracts, primarily collars, swaps and option contracts, to hedge future crude oil and natural gas production in order to mitigate the risk of market price fluctuations. All derivative instruments are recorded on the balance sheet at fair value. All of the Company's derivative counterparties are major oil companies. The Company has elected not to apply hedge accounting to any of its derivative transactions and consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in other comprehensive income for those commodity derivatives that qualify as cash flow hedges.

Asset Retirement Obligations.   The Company recognizes estimated liabilities for future costs associated with the abandonment of its oil and gas properties. A liability for the fair value of an asset retirement obligation and corresponding increase to the carrying value of the related long–lived asset are recorded at the time the well is spud or acquired.

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

Earnings Per Share.   Basic earnings (loss) per share is calculated by dividing net earnings (loss) attributable to common stock by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net earnings (loss) by the weighted average number of shares outstanding including all potentially dilutive common shares. In the event of a net loss, no potential common shares are included in the calculation of shares outstanding since the impact would be anti-dilutive.  When the Company records a net loss, none of the loss is allocated to the unexercised stock options since the securities are not obligated to share in Company losses. Consequently, in periods of net loss, outstanding options will have no dilutive impact to the Company’s basic earnings per share.

The following potential common shares relating to options and warrants have been excluded from the calculation of diluted earnings per share as the related impact was anti-dilutive:

	Year ended June 30,
	2014	2013	2012
Anti–dilutive	298,127,947	142,694,297	289,942,436

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

Transactions in foreign currencies are initially recorded in the functional currency by applying the exchange rates ruling at the date of the transaction.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year ended exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in profit and loss

Translation differences on assets and liabilities carried at fair value are reported as part of the fair value gain or loss.  Translation differences on non-monetary assets and liabilities are recognized in other comprehensive income.

Impact of Recently Adopted Accounting Standards.

There have been no recently adopted accounting standards that would impact our business.

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

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early adoption is not permitted. We have not yet begun the process of assessing the impact of this standard on our financial statements and do not except to adopt the standard earlier than its effective date.

2.	SALES OF PROPERTIES

In August 2013, as part of our broader financing plan, to ensure our participation in the full development of the North Stockyard project, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for up to $5.6 million in cash and other consideration recognizing a gain of $2.5 million. We retained our full interest in the currently producing wells in the North Stockyard field. As a consequence of the transaction we have also terminated our rig contract with Frontier, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acre age, we have also transferred 25% working interest in the drilled but not yet completed Billabong (at the time of the sale). The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million. In June 2014, the workover operation has been completed with respect to the Billabong wellbore and Slawson have agreed to assignment of the wellbore.

In April 2014, we sold our interests in Rennerfeldt 1-13H and Rennerfeldt 2-13H in our North Stockyard project in North Dakota to the operator of the project for $0.2 million, resulting in a $0.2 million gain. We had made cash prepayments with respect to these wells to the operator, which were applied to new wells that we are participating in.

In March 2014, we finalized the sale of our Deep Draw well in Campbell County, Wyoming for cash of $0.2 million, resulting in a $0.2 million gain. This well had been previously fully impaired and had no value.

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

The use of derivatives involves the risk that the counterparties to such instruments will be unable to meet the financial terms of such contracts. The Company’s derivative contracts are with a single major oil company with no history of default with the Company. The derivative contracts may be terminated by a non-defaulting party in the event of default by one of the parties to the agreement.

The Company has elected not to apply hedge accounting to any of its derivative transactions and, consequently, the Company recognizes mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges. All derivative instruments are recorded on the balance sheet at fair value.

At June 30, 2014, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

Collar	Collars contain a fixed floor price (put) and fixed ceiling price (call). If the market price exceeds the call strike price or falls below the put strike price, the Company receives the fixed price rather than the market price. If the market price is between the call and the put strike price, no payments are due from either party.

Fixed price swap	The Company receives a fixed price for the contract and pays a floating market price to the counterparty over a specified period for a contracted volume.

All of the Company’s derivative contracts are with the same counterparty and are shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with Mutual of Omaha Bank, the provider of the Company’s credit facility, as such, no collateral is required by the counterparty.

At 30 June, 2014 the Company’s open derivative contracts consisted of the following:

Oil Price Collars – WTI	Volumes (bbls)	Floor US$	Ceiling US$
July 2014- December 2014	10,473	90.00	99.30
January 2015 - December 2015	18,270	85.00	89.85
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps – WTI	Volumes (bbls)	Price US$
July 2014- December 2014	10,473	105.00
January 2015 - December 2015	18,270	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Swaps - WTI	Volumes (bbls)	Avg Price US$
July 2014- December 2014	27,048	99.46
January 2015 - December 2015	39,791	92.61

During the year ended June 30, 2012 commodity derivative losses of $22,268 was recognised in the Statement of Operations in loss on derivative instruments. During the year ended June 30, 2014, we recognized $504,592 in the Statement of Operations in loss on derivative instruments. As of June 30, 2014, our derivative instruments were valued at $284,376 recorded as current liability and $128,998 recorded as a non-current liability.

See Note 4 for additional fair value disclosures about our oil derivatives.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and 2013.

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$6,846,394	$-	$-	$-	$6,846,394
Derivative Instruments	-	56,380	-	(56,380)	-

Non Current Assets:
Derivative Instruments	-	61,493	-	(61,493)	-

Current Liabilities
Derivative Instruments	-	340,756	-	(56,380)	284,376

Non Current Liabilities:
Derivative Instruments		190,491		(61,493)	128,998

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Level 3	Total
Assets (Liabilities):
Cash and cash equivalents	$13,170,627	$-	$-	$-	$13,170,627

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Commodity Derivative Contracts.   The Company’s commodity derivative instruments consisted of collars and swap contracts for oil. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include consideration of non-performance risk. The Company accounts for its commodity derivatives at fair value (see Note 3) on a recurring basis.

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

The Company’s asset retirement obligations primarily represent the estimated present value of the amounts expected to be incurred to plug, abandon and remediate producing and shut–in properties at the end of their productive lives in accordance with applicable state and federal laws. The Company determines the estimated fair value of its asset retirement obligations by calculating the present value of estimated cash flows related to plugging and abandonment liabilities. The significant inputs used to calculate such liabilities include estimates of costs to be incurred; the Company’s credit adjusted discount rates, inflation rates and estimated dates of abandonment. The asset retirement liability is accreted to its present value each period and the capitalized asset retirement cost is depleted using the units–of–production method.

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2014 and 2013:

	2014	2013
Asset retirement obligations at beginning of period	$868,589	$808,572
Liabilities incurred or acquired	921,459	4,691
Liabilities settled	(23,492)	-
Disposition of properties	-	-
Accretion expense	9,236	55,326
Asset retirement obligations at end of period	1,775,792	868,589
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(877,933)	-
Long-term asset retirement obligations	$897,859	$868,589

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 10%.

A portion of the increase in the liability incurred during the current period is a result of drilling and completing five new wells in our North Stockyard project in North Dakota. Subsequent to year end, we also commenced the abandonment operation for wells in our Greens Canyon field in Wyoming. The costs expected to be incurred during the operation were greater than our previous estimate, therefore we have increased the value of our liability carried with respect to those wells. The abandonment of the field is expected to be completed by December 2014.

The increase in liability incurred during the prior period is a result of drilling Abercrombie and Riva Ridge in our Montana acreage. We have very minor working interest in these projects, thus our share of the retirement obligations are minor.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2014	2013	2012
Current:
Federal	$777,804	$(2,035,992)	$(4,712,856)
State	2,807	25,712	83,663
	780,611	(2,010,280)	(4,629,193)
Deferred:
Federal	-	-	-
State	-	-	-
Total income tax provision (benefit)	$780,611	$(2,010,280)	$(4,629,193)

A reconciliation of the income tax provision (benefit) computed by applying Australian the federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	$(489,769)	$(4,114,908)	$(10,759,693)
State income taxes	(14,204)	(170,787)	(460,051)
Alternative minimum tax	777,804	-	-
Other - adjustments true up deferred balance	1,158,743	1,284,297	503,911
Other - change in deferred tax rate	(154,175)	-	(53,885)
Other	32,326	(485,099)	(1,436,377)
Valuation allowance	(530,114)	3,499,484	8,026,928
	$780,611	$(2,010,280)	$(4,629,193)

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2014	2013
Deferred income tax assets:
Net operating losses	$16,571,685	$13,576,942

Asset retirement obligation	655,050	315,794
Annual leave	60,873	51,593
Abandonment limitation	142,664	2,953,235
Accrued bonus	48,811	-
Charitable contributions	876	-
AMT credit	777,804	-
Share based compensation	500,844	500,844
Derivative liability	152,481	-
Valuation allowance	(14,019,119)	(14,549,234)
Deferred income tax liabilities:
Commodity liability	-	-
Amortization - loan costs	-	-
Oil and gas property	(4,891,969)	(2,849,174)

Net deferred income tax assets (liabilities)	-	-
Net current deferred tax asset	84,946	-
Noncurrent deferred tax liability	$(84,946)	$-

The following table summarizes the activities for the Company’s valuation allowance for the years ended:

	June 30
	2014	2013	2012
Deferred Income Tax Valuation Allowance
Balance at July 1	14,549,234	13,073,017	$5,046,289
Additions (reductions) to deferred income tax expense	(530,115)	1,476,217	8,026,628
Balance at June 30	14,019,119	14,549,234	$13,073,017

The income tax expense recognized in the current year is a result of a change in the estimated amount of AMT receivable from the IRS. We are currently under audit by the IRS, the IRS is challenging whether or not we met the small business taxpayer AMT exemption. Although we believe we met the small business exemption, we had determined not to appeal this IRS ruling and have written off the receivable.

The Company has tax losses carried forward arising in Australia of $11,040,667 (2013: $10,298,250).  The benefit of these losses of $3,312,200 (2013: $3,089,475) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $36,755,473 (2013: $28,164,751).  The current year utilization carried back to prior years, is approximately $nil (2013: $nil) and future years are limited to an estimated $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005.  If not utilized, the tax net operating losses will expire during the period from 2015 to 2033.

The Company has recognized income tax expense of $780,611 for the year ended June 30, 2014, income tax benefit of $2,010,280 for the year ended June 30, 2013 compared to a benefit of $4,629,193 for the year ended June 30 2012, before discontinued operations.

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $20,927,764 (2013: $11,257,204) of State carried forward tax losses, with expiry dates between June 2015 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

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

	2014	2013

Total gross uncertain tax positions at beginning of year	$105,000	$80,000
Additions / Reductions for tax positions of prior years	2,524	-
Additions / Reductions for tax positions of current year	-	25,000
Reductions due to settlements with taxing authorities	-	-
Reductions due to lapse of statute of limitations	-	-
Total amount of gross uncertain tax positions at end of year	$107,524	$105,000

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. We have reached a settlement with the State of North Dakota for a payment of $107,524, paid after year end.

7.	COMMON STOCK

	Consolidated Entity
	2014	2013
2,837,756,933 ordinary fully paid shares including shares to be issued	$104,535,894	$92,717,784
(2013 – 2,229,165,163 ordinary fully paid shares including shares to be issued)

Movements in contributed equity for the year	2014		2013		2012
	No. of shares	$	No. of shares	$	No. of shares	$
Opening balance	2,229,165,163	92,717,784	1,771,891,827	83,467,987	1,731,978,789	81,668,085
Capital raising (i)	608,562,986	12,776,715	243,271,098	6,066,792	-	-
Shares issued upon exercise of options (ii)	28,784	1,005	214,002,238	3,342,659	39,913,038	632,101
Stock based compensation (options issued)	-	86,245	-	199,437	-	1,167,801
Transaction costs incurred	-	(1,045,855)	-	(359,091)	-	-
Shares on issue at balance date	2,837,756,933	104,535,894	2,229,165,163	92,717,784	1,771,891,827	83,467,987

(i)	Equity raised during the fiscal year ended June 30, 2014

In August 2013, we issued 318,452,166 ordinary shares at $0.02 cents each to raise $7.3 million in a private placement to certain institutional investors.

In April 2014, we issued 290,110,820 ordinary shares at $0.02 cents to raise $5.4 million in a private placement to certain investors.

Equity raised during the fiscal year ended June 30, 2013

In June 2013, we completed a rights offering and issued 114,335,711 ordinary shares to raise $2.7 million.

In April 2013, we issued 19,182,812 ordinary shares at $0.026 cents to raise $0.5 million in a private placement to certain institutional investors.

In March 2013, we issued 109,752,575 ordinary shares at $0.0259 cents to raise $2.9 million in a private placement to certain institutional investors.

(ii)	During the course of the year the Company issued 28,784 (2013: 214,002,238) ordinary shares upon the exercise of 28,784 (2013: 214,002,238) options.

The exercise price of 28,784 (2013: 214,002,238) of the options exercised was A$0.038 cents per share/US$0.035 cents per shares (average price based on the exchange rate on the date of exercise) (2013:A$0.015/US$0.015 cents per share) to raise US$1,005 (2013: US$3,342,660).

8.	CASH FLOW STATEMENT

	Year ended June 30
	2014	2013	2012
A reconciliation of the net loss to the net cash (used in)/provided by operations is as follows:

Net loss after tax	$(2,413,173)	$(11,721,049)	$(31,236,451)
Depreciation	2,992,649	1,975,932	2,776,005
Accretion of asset retirement obligations	9,236	55,326	23,603
Share based payments	86,245	199,437	1,167,801
Exploration and evaluation expenditures	368,469	7,929,204	30,559,458
Impairment losses of oil and gas properties	83,121	259,529	635,464
Borrowing costs	33,632
Change in fair value of derivative instruments	423,999
Gain on sale of assets	(2,937,010)	-	-
Abandonment costs	726,427

Changes in assets and liabilities:

(Increase)/decrease in receivables	(1,376,522)	3,601,100	(1,360,049)
(Decrease)/Increase in employee benefits	(12,057)	7,832	72,645
(Decrease)/Increase in payables	487,721	(125,000)	182,005
NET CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES	$(1,527,263)	$2,182,311	$2,820,481

9.	CREDIT FACILITY

	June 30,
	2014	2013
Credit facility at beginning of period	$-	$-
Cash advanced under facility	6,000,000	-
Repayments	-	-
Credit facility at end of period	$6,000,000	$-
		-
Funds available for drawdown under the facility	9,500,000	-

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, of which $6.0 million has been drawn down. An additional $5.0 million was drawn down in August 2014. In June 2014, the borrowing base was increased from $8.0 million to $15.5 million. The next borrowing base redetermination is expected to be completed in October 2014 based on June 30, 2014 reserves information. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 3.98% at June 30, 2014.

All of our assets are pledged as collateral under this facility.

The credit facility includes the following financial covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of between 2.5 and 1.0

As at June 30, 2014 we were in compliance with all of these quarterly covenants.

The credit facility also includes an annual cap on general and administrative expenditure of $6.0 million per year. The first test for this covenant will be for the year ended December 31, 2014.

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

These funds, along with cash on hand and cash flow from operations, will be used to fund drilling in our North Stockyard project in North Dakota. We expect to fund our remaining capital expenditures for the fiscal year ending June 30, 2015 thereby, though we may obtain additional capital through further drawdowns of our credit facility (if possible) or another capital raising program or asset sales.

We incurred $0.3 million in borrowing costs which have been deferred and will be amortized over the life of the facility.

10.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

To convert June 30, 2014 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2014, 2013 and 2012 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.942, 0.925 and 1.0191 U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

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

Options issued during the year ended June 30, 2014

In November 2013, 4,000,000 stock options were granted under the Samson Oil & Gas Limited Stock Option Plan to a Director of the Company.  These options have an exercise price of 3.9 cents (Australian) and an expiry date of November 30, 2017.These options vested immediately.

The fair value of this grant was US$0.1 million, estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the fair market value of options granted:

Share price at grant date (Australian cents)	2.4
Exercise price (Australian cents)	3.9
Time to expiry (years)	4.0
Risk free rate (%)	1.25
Share price volatility (%)	176.52
Dividend yield	Nil

The value of these options has been expensed in the Statement of Operations as they vested immediately.

No options were issued during the year ended June 30, 2013 as share based payments.

Options issued during the year ended June 30, 2012

In July 2011, 4,000,000 stock options were granted under the Samson Oil & Gas Limited Stock Option Plan to an employee of the Company.  These options have an exercise price of 16.4 cents (Australian) and an expiry date of December 31, 2014. One third of these stock options vested on July 31, 2011.  Another third vested on July 31, 2012, the remaining third vested on July 31, 2013, as provided the employee was still employed by the Company on those dates.

The fair value of this grant was US$0.4 million was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the fair market value of options granted:

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

The fair value of this grant was US$0.3 million was estimated using the Black-Scholes option pricing model. The following assumptions were used to compute the fair market value of options granted:

Share price at grant date (Australian cents)	10.0
Exercise price (Australian cents)	15.5
Time to expiry (years)	4
Risk free rate (%)	6.00
Share price volatility (%)	124.61
Dividend yield	Nil

At the end of the year there were 389,192,854 (2013: 166,807,526) unissued ordinary shares in respect of which options were outstanding. Option holders do not have any right by virtue of the option to participate in any share issue of the Company.

The Company recognized total share–based compensation which was recognized within general and administrative expense as follows:

	Year ended June 30
	U.S. Dollar
	2014	2013	2012
Share-based compensation expensed	$86,245	$199,436	$1,167,801

As of June 30, 2014, there was US$Nil unrecognized compensation cost related to stock options.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2014, 2013 and 2012 (all values in AUD unless otherwise noted):

	2014			2013		2012
	Number	Weighted Average Exercise Price – cents (AUD)	Aggregate Intrinsic Value of Options/Warrants cents (AUD) (1)	Number	Weighted Average Exercise Price – cents (AUD)	Number	Weighted Average Exercise Price – cents (AUD)

Outstanding, start of period	166,807,526	0.06		301,499,902	0.04	333,412,940	0.033
Granted	223,414,112	0.036		97,307,526	0.038	8,000,000	0.16
Exercised	(28,784)	0.038		(214,002,238)	0.015	(39,913,038)	0.015
Cancelled/expired	(1,000,000)	0.20		(17,997,664)	0.013	-	-
Outstanding, end of period	389,192,854	0.046	(0.03)	166,807,526	0.06	301,499,902	0.04
Exercisable, end of period	389,192,854	0.046		165,474,192	0.06	288,166,570	0.05

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

All warrants are immediately exercisable upon grant.

The aggregate intrinsic value of options exercised in 2014, 2013 and 2012 was (AUD341), AUD4,739,926 and AUD3,608,250, respectively.

Additional information related to options outstanding at June 30, 2014 is as follows (outstanding):

	Options/Warrants Outstanding			Options/Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life - years	Weighted Average Exercise Prices	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Prices
3.8 cents	229,659,608	2.75	0.038	229,659,608	2.75	0.038
3.3 cents	87,033,246	3.83	0.033	87,033,246	3.83	0.033
3.9 cents	4,000,000	3.42	0.039	4,000,000	3.42	0.039
8 cents	60,500,000	0.50	0.08	60,500,000	0.50	0.08
15.5 cents	4,000,000	1.33	0.155	4,000,000	1.33	0.155
16.4 cents	4,000,000	0.50	0.164	4,000,000	0.50	0.164

	389,192,854			389,192,854

The following summarizes the Company’s unvested stock option award activity for the year ended June 30, 2014.

Non-vested stock options	Shares	Weighted– Average Grant–Date Fair Value
Non-vested at June 30, 2013	1,333,332	0.11
Granted	-	-
Vested	(1,333,332)	0.11
Forfeited	–
Non-vested at June 30, 2014	–	-

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2014, 2013 or 2012.

12.	COMMITMENTS

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Asset retirement obligations (1)	$1,775,792	$877,933	$-	$-	$-	$-	$897,859
Leases (2)	335,728	164,026	161,408	10,294	-	-	-
Drilling carry - Rainbow Project	1,000,000	1,000,000	-	-	-	-	-
Credit Facility (3)	6,000,000	-	-	6,000,000	-	-	-
Total	9,111,520	2,041,959	161,408	6,010,294	-	-	897,859

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2014 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.

(2)	Leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia and to vehicle leases.

(3)	Excludes variable rate debt interest payments related to the Company’s credit facility. The interest rate is LIBOR plus 3.75% or approximately 3.98% at June 30, 2014.

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2014, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $164,026 in 2015, $161,408 in 2016, $10,294 in 2017, and $nil thereafter. Net rent expense incurred for office space was $212,715, $285,427 and $100,351 in 2012, 2013 and 2014, respectively.

13.	CONTINGENCIES

There are no unrecorded contingent assets or liabilities in place for the Company at June 30, 2014 (2013: Nil).

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

14.	SUBSEQUENT EVENTS

There have been no subsequent events.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended June 30, 2014 and 2013 (except per share data):

	Three Months Ended
	June 30, 2014	March 31, 2014	Dec 31, 2013	Sep 30, 2013
Year ended June 30, 2014:
Revenues	$5,285,679	$3,144,660	$1,372,377	$3,937,891
(Loss)/income from operations	(730,661)	(381,268)	(1,380,124)	859,491
Tax (expense)/benefit	(780,611)	-	-	-
Net (loss)/income	(1,511,272)	(381,268)	(1,380,124)	859,491
Basic (loss)/earnings per common share – cents per share	(0.05)	(0.01)	(0.05)	0.04
Diluted (loss)/earnings per common share – cents per share	(0.05)	(0.01)	(0.05)	0.04

	Three Months Ended
	June 30, 2013	March 31, 2013	Dec 31, 2012	Sep 30, 2012
Year ended June 30, 2013:
Revenues	$1,579,853	$1,178,000	$1,842,731	$1,668,410
Loss from operations	(1,886,339)	(8,921,000)	(1,331,454)	(1,592,536)
Tax (expense)/benefit	(25,656)	-	1,366,938	668,998
Net (loss)/income	(1,911,995)	(8,921,000)	35,484	(923,538)
Basic loss per common share – cents per share	(0.11)	(0.45)	0.00	(0.05)
Diluted loss per common share – cents per share	(0.11)	(0.45)	0.00	(0.05)

16.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

Oil and Gas Reserves

The information set forth below regarding the Company’s oil and gas reserves, for the year ended June 30, 2014, 2013 and 2012 was prepared by Ryder Scott Company L.P., an independent reserve engineering firm. The CEO reviews all reserve reports. All reserves are located within the continental United States.

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

Capitalized Costs of Oil and Natural Gas Properties

	As of June 30,
	2014	2013	2012
Oil and gas properties – subject to amortization	$41,166,960	$26,657,972	$25,785,108
Work in progress	6,308,467	6,344,040	-
Lease and well equipment	8,174,727	5,371,923	4,217,803
Total capitalized costs	55,650,154	38,373,935	30,002,911
Accumulated depreciation, depletion and amortization	(15,137,300)	(12,362,977)	(10,488,529)
Impairment	(6,082,061)	(6,018,940)	(5,624,002)
Net capitalized costs	$34,430,793	$19,992,018	$13,890,380

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2014	2013	2012
Work in progress	2,991,622	6,344,040	-
Development	17,401,377	2,026,984	3,384,858
Exploration costs	1,080,925	3,911,191	5,172,707
Undeveloped capitalized acreage	-	2,352,125	7,859,832
Total costs incurred	$21,473,924	$14,634,340	$16,417,397

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

	Year ended June 30, 2014			Year ended June 30, 2013			Year ended June 30, 2012
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	1,452	1,845	1,761	770	1,352	996	495	1,311	714
Revisions of previous quantity estimates	(179)	(187)	(210)	227	27	232	4	(168)	(24)
Extensions and discoveries	400	387	465	153	198	186	359	423	430
Sale of reserves in place	(89)	(99)	(106)	-	-	-	-	-	-
Acquisitions	-	-	-	364	435	437	-	-	-
Production	(106)	(183)	(137)	(62)	(167)	(90)	(88)	(214)	(124)
End of year	1,478	1,763	1,773	1,452	1,845	1,761	770	1,352	996
Proved developed producing reserves	1,002	1,277	1,216	454	784	586	419	927	574
Proved undeveloped reserves	476	486	557	998	1,061	1,175	351	425	422
Total proved reserves	1,478	1,763	1,773	1,452	1,845	1,761	770	1,352	996

Proved developed producing reserves at June 30, 2011 were 455 Mbbls of oil and 1,274 MMcf of gas. Proved undeveloped reserves at June 30, 2011 were 40 Mbbls of oil and 37 MMcf of gas.

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

Undeveloped Reserves

Undeveloped reserves are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively large expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects.  Estimated development costs on our undeveloped fields are approximately $12.5 million as of June 30, 2014.  The feasibility of development is also heavily dependent upon future commodity prices.  As such the timing of drilling and development activities depends upon a number of factors that are outside of our control. While as of June 30, 2014, we continued to expect that these fields will be developed within a reasonable period of time and that the capitalized costs will be recoverable from future operations, there is no assurance that there will not be future impairment of these costs.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2014, 2013, 2012, 2011, and 2010 and costs in effect at the end of the periods indicated.  The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2014, 2013, 2012, 2011 and 2010  were $7.69, $5.89, $5.16, $4.61 and $3.75 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2014, 2013, 2012, 2011 and 2010 were $91.63, $84.54, $83.93, $81.04 and $66.53 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

During the year ended June 30, 2014 we converted three PUD locations to PDP locations. We also drilled and completed four additional wells which were recorded as PDP wells at year end. We also completed drilling one PUD location, which is currently awaiting fracture stimulation. We also commenced drilling a PUD location prior to year end. This well was completed subsequent to year end and is awaiting fracture stimulation. Both of these wells are expected to be converted to PDP locations during the year ended June 30, 2015.

During the year ended June 30, 2013 we recognised four additional proved undeveloped drilling locations with respect to our Rainbow Project, the estimated cost to developed these locations is $16.4 million.

Samson believes that reflecting the impact of future income taxes in its SMOG calculation is appropriate under the circumstances because many other public companies disclose the impact of future impact taxes, making Samson’s SMOG more readily comparable with that disclosed by those other companies.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2014	2013	2012	2011	2010
Future cash inflows	$148,975	$133,589	$71,655	$46,250	$67,996
Future production costs	(43,009)	(44,672)	(29,321)	(16,046)	(23,288)
Future development costs	(12,461)	(29,012)	(10,198)	(917)	(11,910)
Future income taxes	(21,819)	(12,050)	(5,524)	(4,357)	–
Future net cashflows	71,686	47,855	26,612	24,930	32,798
10 % discount	(29,093)	(26,012)	(13,274)	(10,207)	(17,675)
Standardized measure of discounted future net cash flows relating to proved reserves	$42,593	$21,843	$13,338	$14,723	$15,123

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2014, June 30, 2013 and June 30, 2012 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2014	2013	2012
Beginning of year	$21,843	$13,338	$14,723
Sales of oil and gas produced during the period, net of production costs	(6,513)	(2,338)	(5,596)
Net changes in prices and production costs	4,689	8,027	3,216
Previously estimated development costs incurred during the period	22,100	-	917
Changes in estimates of future development costs	(6,829)	(18,814)	(10,198)
Extensions and discoveries	19,833	5,892	11,354
Revisions of previous quantity estimates and other	(5,727)	7,419	(643)
Sale of reserves in place	(1,558)	-	-
Purchase of reserves in place	-	11,664	-
Change in future income taxes	(6,484)	(6,526)	(987)
Accretion of discount	2,666	1,334	1,472
Other	(1,427)	1,847	(920)
Balance at end of year	$42,593	$21,843	$13,338

During the year end June 30, 2014 the increase in extensions and discoveries relates to the drilling of four wells which were not previously PUD locations. We also converted 3 PUD locations to PDP wells.

The increase in extensions and discoveries during year ended June 30, 2013 mainly relates to our recognition of four new proved undeveloped locations in our Rainbow project in North Dakota and decreased salt water disposal costs North Stockyard field in North Dakota, following the drilling of a salt water disposal well and water gathering system in the field.

