Form 10-Q
period 2014-12-31
Samson Oil & Gas LTD
filed 2015-02-09
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

There were 2,837,782,022 ordinary shares outstanding as of February 6, 2015.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets, December 31, 2014 and June 30, 2014	4

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2014 and 2013 and six months ended December 31, 2014 and 2013	5

	Consolidated Statement of Changes in Stockholders’ Equity for the six months ended December 31, 2014	6

	Consolidated Statement of Cash Flows for the six months ended December 31, 2014 and 2013	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II — Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-14	30-Jun-14
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,881,138	$6,846,394
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	3,401,145	5,533,516
Prepayments	1,202,115	5,388,428
Fair value of derivative instrument	1,949,350	-
Short term deferred tax asset	84,946	84,946
Total current assets	10,518,694	17,853,284
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $21,079,958 and $21,219,361 at December 31, 2014 and June 30, 2014, respectively	46,866,724	34,430,793
Other property and equipment, net of accumulated depreciation and amortization of $486,953 and $421,443 at December 31, 2014 and June 30, 2014, respectively	317,766	365,566
Net property, plant and equipment	47,184,490	34,796,359
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	256,940	-
Undeveloped capitalized acreage	2,937,920	12,349,767
Capitalized exploration expense	1,953,039	3,382,650
Other	354,619	459,169
TOTAL ASSETS	$63,205,702	$68,841,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,046,235	$4,316,963
Accruals	4,386,154	3,261,674
Fair value of derivative instruments	-	284,376
Provision for annual leave	211,229	230,311
Total current liabilities	6,643,618	8,093,324
NON CURRENT LIABILITIES
Fair value of derivative instruments	-	128,998
Asset retirement obligations	1,124,377	897,859
Credit facility	15,500,000	6,000,000
Deferred tax liability	84,946	84,946
TOTAL LIABILITIES	23,352,941	15,205,127
STOCKHOLDERS’ EQUITY – nil par value
2,837,782,022 (equivalent to 141,889,101 ADR’s) and 2,837,756,933 (equivalent to 127,381,360 ADR’s) ordinary shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	104,491,774	104,535,894
Accumulated other comprehensive income	1,075,697	1,302,096
Accumulated deficit	(65,714,710)	(52,201,888)
Total stockholders’ equity	39,852,761	53,636,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,205,702	$68,841,229

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
REVENUES AND OTHER INCOME:
Oil sales	$2,538,100	$1,082,154	$5,541,245	$2,339,144
Gas sales	148,953	202,658	404,003	344,604
Other liquids	-	627	-	627
Interest income	9,884	86,853	19,523	101,298
Gain on derivative instruments	2,306,135	-	3,087,705	-
Gain on sale of oil and gas properties	-	-	-	2,524,411
Other	6,561	85	6,772	184
TOTAL REVENUE AND OTHER INCOME	5,009,633	1,372,377	9,059,248	5,310,268

EXPENSES:
Lease operating expense	(1,512,195)	(586,926)	(2,972,117)	(1,231,676)
Depletion, depreciation and amortization	(1,118,619)	(417,723)	(2,073,680)	(881,805)
Impairment expense	(3,027,288)	-	(3,060,684)	(83,121)
Abandonment expense	(79,036)	-	(214,803)	-
Exploration and evaluation expenditure	(362,540)	(51,669)	(11,465,956)	(319,374)
Accretion of asset retirement obligations	(8,418)	(17,117)	(16,341)	(32,813)
Amortisation of borrowing costs	(31,972)	-	(65,132)	-
Interest expense	(147,343)	-	(231,285)	-
General and administrative	(1,260,793)	(1,679,066)	(2,472,072)	(3,282,109)
TOTAL EXPENSES	(7,548,204)	(2,752,501)	(22,572,070)	(5,830,898)

Loss from operations	(2,538,571)	(1,380,124)	(13,512,822)	(520,630)
Income tax benefit	-	-	-	-
Net loss	(2,538,571)	(1,380,124)	(13,512,822)	(520,630)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation loss	(97,689)	(383,280)	(226,399)	(578,055)
Total comprehensive loss for the period	$(2,636,260)	$(1,763,404)	$(13,739,221)	$(1,098,685)

Net loss per ordinary share from operations:
Basic – cents per share	(0.09)	(0.05)	(0.48)	(0.02)
Diluted – cents per share	(0.09)	(0.05)	(0.48)	(0.02)

Weighted average ordinary shares outstanding:
Basic	2,837,781,683	2,547,627,193	2,837,772,648	2,452,931,137
Diluted	2,837,781,683	2,547,627,193	2,837,772,648	2,452,931,137

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary		Comprehensive	Stockholders
	Shares	(Accumulated Deficit)	Income	Equity
Balance at June 30, 2014	$104,535,894	$(52,201,888)	$1,302,096	$53,636,102
Net loss	-	(13,512,822)	-	(13,512,822)
Foreign currency translation loss, net of tax of $nil	-	-	(226,399)	(226,399)
Total comprehensive loss for the period	-	(13,512,822)	(226,399)	(13,739,221)
Stock based compensation	-	-	-	-
Exercise of options	880	-	-	880
Share issuance costs	(45,000)	-	-	(45,000)
Balance at December 31, 2014	$104,491,774	$(65,714,710)	$1,075,697	$39,852,761

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-14	31-Dec-13
Cash flows (used in)/provided by operating activities
Receipts from customers	$7,010,394	$2,504,828
Payments to suppliers & employees	(6,349,789)	(4,207,411)
Interest received	19,499	102,019
Proceeds from derivative instruments	228,837	-
State income taxes paid	(107,135)	-
Net cash flows provided by/(used in) operating activities	801,806	(1,600,564)
Cash flows used in investing activities
Proceeds from sale of oil and gas properties	-	3,547,409
Payments for plant & equipment	(21,427)	(25,041)
Payments for exploration and evaluation	(1,399,142)	(240,945)
Payments for oil and gas properties	(11,313,174)	(15,144,169)
Net cash flows used in investing activities	(12,733,743)	(11,862,746)
Cash flows provided by financing activities
Issuance of share capital	-	7,337,138
Proceeds from the exercise of options	880	347
Proceeds from borrowings	9,500,000	-
Borrowing costs	(83,690)	-
Interest paid	(172,917)	-
Share issuance costs	(45,000)	(561,239)
Net cash flows provided by financing activities	9,199,273	6,776,246
Net decrease in cash and cash equivalents	(2,732,664)	(6,687,064)
Cash and cash equivalents at the beginning of the fiscal period	6,846,394	13,170,627
Effects of exchange rate changes on cash and cash equivalents	(232,592)	(581,004)
Cash and cash equivalents at end of fiscal period	$3,881,138	$5,902,559

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

Accruals.   Accrued liabilities at December 31, 2014 and June 30, 2014 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at December 31, 2014 and June 30, 2014 consist primarily of cash advanced to the operators of our drilling projects for future drilling operations. As at December 31, 2014, cash had been advanced to the operator of our North Stockyard infill development project for the drilling and/or completion of four wells.

Recent Accounting Standards

There are no new accounting pronouncements that have not been adopted by the Company as of December 31, 2014 that will have a material effect on the Company’s financial statements.

2. Income Taxes

	Three months ended		Six months ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13

Income tax benefit	$-	$-	$-	$-
Effective tax rate	0.00%	0.00%	0.00%	0.00%

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of options, for the periods presented:

	Three months ended		Six months ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
Dilutive	-	-	-	-
Anti–dilutive	389,168,104	300,885,050	389,177,139	261,058,802

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	31-Dec-14	31-Dec-13	31-Dec-14	31-Dec-13
Net income (loss)	$(2,538,571)	(1,380,124)	$(13,512,822)	(520,630)

Basic weighted average ordinary shares outstanding	2,837,781,683	2,547,627,193	2,837,772,648	2,452,931,137
Add: dilutive effect of stock options	-	-	-	-
Add: bonus element for rights issue	-	-	-	-
Diluted weighted average ordinary shares outstanding	2,837,781,683	2,547,627,193	2,837,772,648	2,452,931,137
Basic earnings per ordinary share – cents per share	(0.09)	(0.05)	(0.48)	(0.02)
Diluted earnings per ordinary share – cents per share	(0.09)	(0.05)	(0.48)	(0.02)

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

The liabilities settled in the six months to December 31, 2014 relate to work performed to plug and abandon three wells in our Greens Canyon prospect in Wyoming. These wells were drilled 10 years ago and did not produce economic quantities of hydrocarbons.

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended December 31, 2014 and 2013:

	Six months ended
	31-Dec-14	31-Dec-13
Asset retirement obligations at beginning of period	$1,775,792	$868,589
Liabilities incurred or acquired	42,805	154,735
Liabilities settled	(710,561)	(8,136)
Disposition of properties	-	-
Accretion expense	16,341	32,813
Asset retirement obligations at end of period	1,124,377	1,048,001
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$1,124,377	$1,048,001

5. Equity Incentive Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the awards with the resulting amount recognized as compensation expense on a straight-line basis over the requisite service period (usually the vesting period).

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $nil during the three months ended December 31, 2014 and $80,989 during the three months ended December 31, 2013.

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $nil during the six months ended December 31, 2014 and $86,244 during the six months ended December 31, 2013.

As of December 31, 2014, there was $nil total unrecognized compensation cost related to outstanding stock options.

6. Sale of Oil and Gas Assets

In August 2013, we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. (“Slawson”) for $5.562 million in cash and other consideration while retaining our full interest in the currently producing wells in the North Stockyard field. $0.9 million of the cash portion of the purchase price was subject to the delivery of a useable well bore in Billabong. While work is continuing on this well bore, it had to be suspended to permit other drilling operations to proceed on the same pad. The Billabong workover was completed during the year ended June 30, 2014 and Slawson exercised its option to take over operation of the Billabong well bore.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and June 30, 2013.

	Carrying value at December 31, 2014	Level 1	Level 2	Level 3	Netting (1)	Fair Value at December 31, 2014
Current Assets:
Cash and cash equivalents	$3,881,138	$3,881,138	$-	$-	$-	$3,881,138
Derivative Instruments	1,949,350	-	1,960,723	-	(11,373)	1,949,350

Non Current Assets
Derivative Instruments	256,940	-	722,491		(465,551)	256,940
						-
Current Liabilities						-
Derivative instruments	-	-	11,373	-	(11,373)	-
						-
Non Current Liabilities						-
Derivative Instruments	-	-	465,551		(465,551)	-

	Carrying value at June 30, 2014	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2014
Current Assets:
Cash and cash equivalents	$6,846,394	$6,846,394	$-	$-	$-	$6,846,394
Derivative Instruments	-	-	56,380	-	(56,380)	-

Non Current Assets
Derivative Instruments	-	-	61,493	-	(61,493)	-

Current Liabilities
Derivative instruments	284,376	-	340,756	-	(56,380)	284,376

Non Current Liabilities
Derivative Instruments	128,998	-	190,491	-	(61,493)	128,998

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Level 2 Fair Measurements

Derivative Contracts. The Company’s derivative contracts consist of oil collars and oil call options. The fair value of these contracts are based on inputs that are either readily available in the public market, such as oil future prices or inputs that can be corroborated from active markets. Fair value is determined through the use of a discounted cash model using applicable inputs discussed above.

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

Some oil and gas properties are stated at fair value as at December 31, 2014. As a result of the significant decline in oil prices experienced in recent months, the carrying value of oil and gas properties was reviewed and subject to impairment costs of $3.0 million. $2.7 million of this related to our Rainbow property in North Dakota, while the remaining $0.3 million related to various small non-operated properties in Wyoming.

8. Commitments and Contingencies

The Company has no accrued environmental liabilities for its sites, including sites in which governmental agencies have designated the Company as a potentially responsible party, because it is not probable that a loss will be incurred and the minimum cost and/or amount of loss cannot be reasonably estimated. However, due to uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites identified in the future, if any, could be incurred. Management believes, based upon current site assessments, that the ultimate resolution of any such matters will not materially affect our results of operations or cash flows.

From time to time, we are involved in various legal proceedings through the ordinary course of business. While the ultimate outcome is not known, management believes that any resolution will not materially impact the financial statements.

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

As of December 31, 2014 we had capitalized exploration expenditures of $2.3 million and undeveloped capitalized acreage expenditures of $2.9 million.  This amount primarily relates to costs incurred in connection with our Hawk Springs projects.

Our Hawk Springs project, in Goshen County, Wyoming, includes $2.9 million in undeveloped capitalized acreage costs and $2.3 million in capitalized exploration expenditure. The capitalized exploration expenditure includes costs associated with the acquisition of our North Platte 3D seismic data and costs associated with the drilling of our Bluff Federal well in this project area. Operations are continuing on this well and it is expected to be completed by March 31, 2015. Due to expired leases, $0.1 million has been written off with respect to this project during the quarter ended September 30, 2014 and $0.2 million has been written off with respect to this project during the quarter ended December 31, 2014.

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

The 3-D seismic survey has been shot, processed, and interpreted. The agreement required Momentus to drill a Bakken horizontal by November 15, 2014, and as this did not occur negotiations have proceeded and now Momentus has until March 15, 2015 to pay Samson $100,000 to extend the farm-out agreement to December 31, 2015. If Momentus fails to pay Samson $100,000 by March 15, 2015, the farm-out will terminate.

It is understood that the extension is being requested as Momentus has failed to secure the funding to drill their earn-in well. Given the recent drop in oil prices, the lack of certainty with respect to Momentus’s ability to drill their earn in well and the fact that at this point in time we do not expect to spend any further funds on this project, the balance of $8.1 million capitalized with respect to this project was written off to the Statement of Operations during the quarter ended September 30, 2014.

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

10.  Issue of Share Capital

During the three months ended December 31, 2014, 1,064 Australian 3.8 cent options were exercised for net proceeds of $38.

During the six months ended December 31, 2014, 25,089 Australian 3.8 cent options were exercised for net proceeds of $880.

During the three months ended December 31, 2013 there were no issues of ordinary shares.

During the six months ended December 31, 2013 9,864 Australian 3.8 cent options were exercised for net proceeds of $347.

All options exercised were issued in a public rights offering conducted in June 2013.

During the six months ended December 31, 2013, we issued 318,452,166 ordinary shares for 2.5 cents (Australian cents)/2.3 cents (United States cents) for proceeds of $7.3 million. The ordinary shares were issued to investors in the US and Australia. In conjunction with these issues we also issued 132,380,866 warrants with an exercise price of 3.8 cents (Australian) and expiry date of March 31, 2017.

11. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Six months ended
	31-Dec-14	31-Dec-13
Net loss after tax	$(13,512,822)	$(520,630)
Depletion, depreciation and amortization	2,073,680	881,805
Stock-based compensation	-	86,244
Accretion of asset retirement obligation	16,341	32,813
Impairment expense	3,060,684	83,121
Exploration and evaluation expenditure	11,465,956	319,374
Gain on sale of oil and gas properties	-	(2,524,411)
Amortisation borrowing costs	65,132	-
Abandonment expense	214,803	-
Non cash gain on derivative instruments	(2,619,664)	-

Changes in assets and liabilities:

Decrease/(Increase) in receivables	2,132,371	(179,360)
Decrease in income tax receivable/deferred tax asset	-	-
Increase/(decrease) in provision for annual leave	(19,082)	38,851
(Decrease)/Increase in payables	(2,075,593)	181,629
NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$801,806	$(1,600,564)

12. Credit Facility

	Six months ended
	31-Dec-14	31-Dec-13
Credit facility at beginning of period	$6,000,000	$-
Cash advanced under facility	$9,500,000	-
Repayments	-	-
Credit facility at end of period	$15,500,000	$-
		-
Funds available for drawdown under the facility	$3,500,000	-

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, of which $15.5 million has been drawn down.

Additional increases in the borrowing base, up to the credit facility maximum of $50.0 million, may be made available to us in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months at June and December. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.25% or approximately 3.48% for the quarter ended December 31, 2014.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of between 2.5 and 1.0

The credit facility also includes an annual cap on general and administrative expenditures of $6,000,000 per year to be tested for the first time for calendar year ended December 31, 2014 and each subsequent December 31 thereafter while the facility is in place.

As at December 31, 2014 we were in breach of our debt to EBITDAX covenant. We have received a waiver from Mutual of Omaha with respect to this breach for this quarter only. We were in compliance with all other covenants.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At December 31, 2014, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the quarter ended December 31, 2014 we recognized $2,306,135 gain on derivative instruments in the Statement of Operations.

We intend to increase our derivative portfolio as our production increases in order to provide downside protection to our future production.

In October 2014, we entered into a deferred put spread arrangement with respect to 36,600 barrels from production in 2016. These options have a floor of $82.50 (the Company receives $82.50 when the market price settles between $67.20 and $82.50) and a sub floor of $67.50 (the Company receives the market price plus $15 for any prices below $67.50) with a cost of $5.50 per barrel which is deferred until the settlement of the derivative instrument.

At December 31, 2014 the Company’s open derivative contracts consisted of the following:

Oil Price Collars - WTI	Volumes (Bbls)	Floor US$	Ceiling US$
January 2015 - December 2015	18,270	85.00	89.85
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps - WTI	Volumes (Bbls)	Price US$
January 2015 - December 2015	18,270	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Swaps - WTI	Volumes (Bbls)	Avg Price US$
January 2015 - December 2015	39,791	92.61

14. Subsequent Events

No events have occurred subsequent to December 31, 2014 that would have an impact on our operations or the results of operations for the quarter ended December 31, 2014.

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

Throughout this report, a barrel of oil or Bbl means a stock tank barrel (“STB”) and a thousand cubic feet of gas or Mcf means a thousand standard cubic feet of gas (“Mscf”).

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

Our net oil production was 43,653 barrels of oil for the quarter ended December 31, 2014, compared to 12,788 barrels of oil for the quarter ended December 31, 2013.  The increase in oil production was due to ten new wells commencing production in our North Stockyard project since December 2013. One new well commenced production during the quarter ended September 30, 2014 with an additional nine commencing production during the current quarter. Our net gas production was 39,043 Mcf for the quarter ended December 31, 2014, compared to 42,990 Mcf for the quarter ended December 31, 2013. The decrease in gas production is a result of a decrease in production from our main gas well, Sabretooth in Texas due to decreasing reservoir pressure, consistent with the production decline expected from this field. Gas produced from the new wells in the North Stockyard project, with the exception of the Sail & Anchor and Blackdog wells, is currently being flared while production facilities are being built and pipeline take away capacity is secured.

Our net oil production was 78,517 barrels of oil for the six months ended December 31, 2014 compared to 25,424 barrels of oil for the six months ended December 31, 2013. Our net gas production was 85,588 Mcf for the six months ended December 31, 2014 compared to 80,972 for the six months ended December 31, 2013. The increase in both oil and gas production is largely due to the eleven new wells that commenced production in our North Stockyard project in North Dakota.

For the six months ended December 31, 2014 and December 31, 2013, we reported a net loss of $13.4 million and a net loss of $0.5 million, respectively. The loss in the current period reflects a $11.0 million in write off of previously capitalized exploration expenditure and impairment expense of $3.0 million while the loss in the prior period reflects a $2.5 million gain from the sale of oil and gas properties. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended December 31, 2014 and Current Activities

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

Various oil shows were observed in the Cretaceous, Jurassic, Permian, and Pennsylvanian intervals while drilling. After running drill-pipe conveyed logging tools in the deeper portion of the well below the intermediate casing, the Pennsylvanian zones, were deemed to be too thin and uneconomic to produce. The Permian target zone (from 7738 to7756 feet) displayed excellent porosity (up to 29% density porosity). Further analysis of the Permian target zone proves that it is the source of the nitrogen gas kicks. The presence of nitrogen in the Permian target zone validates the trap in the Bluff prospect and has the potential to host an oil leg below the gas cap. This evidence led the partners to make the decision to drill out the cement plug, set and cement a 5 inch liner 100 feet beneath the Permian target sand.

The Permian target sand was recently flow tested at a rate of 8 MMcf/D on a 21/64 inch choke during a 40 hour flow test and then shut-in for a 10 day build-up using down-hole gauges. The buildup data has determined that the original reservoir pressure within the 9500 foot sand is 3,459 psi. A chromatographic analysis of the gas samples indicated that the majority of the gas was composed of nitrogen (97.5%), with some helium (0.15%), carbon dioxide (0.15%), and the rest hydrocarbons (2.2%). A pressure transient analysis has confirmed that the 9500 foot sand is highly permeable and also identified a movable fluid boundary (oil or water) downdip of the well. When the results are received from the isotope geochemistry analysis of the gas samples, it may give us an understanding as to the whether the source of the gas is organic or inorganic. If it is determined to be an organic source, it would be more likely that the fluid below the gas cap is oil and thus a downdip well may be drilled to determine this. The gas-oil interface is currently being identified through the integration of the pressure transient test data with newly processed inverted seismic data.

If it is determined to not drill the downdip well, three zones in the Jurassic and Cretaceous sections, which are behind the intermediate casing, will subsequently be perforated and flow-tested. Log pay was determined in the both the Dakota and Morrison Formations. Using a 60% water saturation as a cut-off to determine oil productive zones, 23.5 feet of log pay was indicated in the Dakota (from 6,393 to 6,485 feet) and 3.5 feet in the Morrison (from 6,605 to 6,625 feet). The Jurassic Canyon Springs Formation could also be productive. When comparing the Canyon Springs reservoir characteristics in the Bluff well to analog producing fields in the southern Powder River Basin, there are similarities between the two.

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

The 3-D seismic survey has been shot, processed, and interpreted. The agreement required Momentus to drill a Bakken horizontal by November 15, 2014, and as this did not occur negotiations have proceeded and now Momentus has until March 15, 2015 to pay Samson $100,000 to extend the farm-out agreement to December 31, 2015. If Momentus fails to pay Samson $100,000 by March 15, 2015, the farm-out will terminate.

The timing of the drilling of this well has not been determined as of yet and some uncertainty exists with respect to Momentus ability to fund the earn-in well.

The two Bakken wells that were drilled in 2011 and 2012 in the Roosevelt Project have proven to be uneconomic.

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

Drilling has been completed on the York #3-9 well located in T156N R82W S3 on the eastern flank of the Williston Basin, within the Pubco Prospect.  Stephens Production Company drilled the well to a total depth of 5,100 feet.  The top of the Glenburn target zone of the Mississippian Mission Canyon Formation was found as expected at a depth of 4,944 feet measured depth or 4,893 feet true vertical depth.  The Glenburn was intersected 50 foot high to the two show wells originally thought to be near an oil-water contact, though the Glenburn was found to be wet, and thus the well was plugged.  One can conclude the reasoning for the wet Glenburn zone is that the 4-way structural trap did not completely close on the eastern edge of the trap which coincides with edge of the 3-D seismic survey.  The low-fold data along the edges of 3-D seismic surveys are not always reliable and was one of the risks accounted for in the original assessment of the Pubco prospect.  Samson’s total cost for its 25% working interest in the York well was approximately $172,000.  Since this was the first test of three different Glenburn structural closures mapped along the Devonian Prairie Salt dissolution edge, the remaining two prospects will be highly scrutinized by the Joint Venture to determine if they should still be drilled.

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

Nine Three Forks Formation wells have now been drilled in the North Stockyard Oilfield. These wells were drilled as 8,000 foot laterals in a west-east orientation. Multistage hydraulic fracturing operations have been completed on the Bootleg 4-14-15TFH, Bootleg 5-14-15TFH, Bootleg 6-14-15TFH, Bootleg 7-14-15TFH and Bootleg 8-14-15TFH wells during the quarter. In January of 2015, the Ironbank 6 & 7 wells were both fracture stimulated.

The Billabong 2-13-14HBK well was successfully worked over and the well is scheduled to be fracture stimulated this month.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

In 2013, we acquired 656 acres in a 1,255 acre drilling unit and 294 acres in a 1,280 acre drilling unit. Both drilling units are located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

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

The first well in this project area, the Gladys 1-20H well (23% working interest), has been drilled and completed. During the quarter the Gladys 1-20H well produced 24,390 barrels of oil (gross). This well is the first in the Rainbow project and is expected to support a drilling program of up to 14 wells, comprised of 8 wells in the middle Bakken and 6 in the Three Forks. Despite having an extensive drilling inventory in this project, Samson has no further drilling planned until there is a sustained recovery in oil prices.

Developed Properties: Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have seventeen producing wells in the North Stockyard Field. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

The Harstad #1-15H well (34.5% working interest) was shut in for 90 days during the quarter due to downhole problems and production activities on offset wells. Cumulative gross production to December 31, 2014 was approximately 94 Mbbls.

The Leonard #1-23H well (10% working interest, 37.5% after non-consent penalty) was down for 12 days during the quarter due to an electrical malfunction. The well averaged 37 BOPD and 67 Mcf/D during the quarter. Cumulative gross production to December 31, 2014 was approximately 129 Mbbls and 142 MMcf.

The Gene #1-22H well (30.6% working interest) was down for approximately 1 day during the quarter due to an electrical malfunction. The well produced at an average daily rate of 60 BOPD and 108 Mcf/D during the quarter. Cumulative gross production to December 31, 2014 was approximately 182 Mbbls and 222 MMcf.

The Gary #1-24H (37% working interest) well was down for for the entire quarter due to offset production activity. Cumulative gross production to December 31, 2014 was approximately 180 Mbbls and 285 MMcf.

The Rodney #1-14H (27% working interest) well was down for the entire quarter due to planned shut-in periods while completing the offset wells. Cumulative gross production to December 31, 2014 was approximately 139 Mbbls and 195 MMcf.

The Earl #1-13H (32% working interest) well was down for the entire quarter due to planned shut-in periods while completing the offset wells. Cumulative gross production to September 30, 2014 was approximately 225 Mbbls and 327 MMcf.

The Everett #1-15H (26% working interest) well was down for 24 days during the quarter due to planned shut in periods while completing the offset wells. The Everett well produced at an average daily rate of 366 BOPD and 519 Mcf/D during the quarter. Cumulative gross production to December 31, 2014 was approximately 159 Mbbls and 211 MMcf.

The Sail & Anchor 4-13-14HBK well was down for the entire quarter due to planned shut in periods while completing offset wells. Cumulative gross production to December 31, 2014 was approximately 55 Mbbls and 32 MMcf.

The Coopers 1-23-13HBK well was down for 64 days during the quarter due to planned shut in periods while completing offset wells. The well averaged 78 BOPD during the quarter. Cumulative gross production to December 31, 2014 was 54 Mbbls.

The Little Creature 1- 15-14H well was down for the entire quarter due to planned shut in periods while completing offset wells. Cumulative gross production to December 31, 2014 was 73 Mbbls.

The Tooheys 4-15-14HBK well was down for 58 days during the quarter due to planned shut in periods while completing offset wells. The well averaged 110 BOPD during the quarter. Cumulative gross production to December 31, 2014 was 68 Mbbls

The Blackdog 3-13-14HBK well was down for the entire quarter due to planned shut in periods while completing offset wells. Cumulative gross production to December 31, 2014 was 110 Mbbls and 77 MMcf.

The Matilda Bay 1-15HBK well (32.97% working interest) was down for 29 days during the quarter due to planned shut in periods while completing offset wells. The well averaged 113 BOPD and 83 Mcf/D during the quarter. Cumulative gross production to December 31, 2014 was 110 Mbbls and 7 MMcf.

The Matilda Bay 2-15HBK well (32.97% working interest) was down for 48 days during the quarter due to planned shut in periods while completing offset wells. The well averaged 46 BOPD and 119 Mcf/D during the quarter. Cumulative gross production to December 31, 2014 was 30 Mbbls and 3 MMcf.

The Bootleg 4-14-15TFH well was down for 19 days during the quarter due to Ironbank 6 & 7 operations. During the quarter it averaged 449 BOPD. Cumulative gross production to December 31, 2014 was 55 Mbbls.

The Bootleg 5-14-15TFH well was down for 26 days during the quarter due to Ironbank 6 & 7 operations. During the quarter it averaged 411 BOPD. Cumulative gross production to December 31, 2014 was 48 Mbbls.

The Bootleg 7-14-15TFH well was successfully fracture stimulated during the quarter, however flowback operations have been delayed while offset activities continue on offset wells.

The Bootleg 8-14-15TFH well was successfully fracture stimulated during the quarter, however flowback operations have been delayed while offset activities continue on offset wells.

Sabretooth Gas Field, Brazoria County Texas

Oligocene Vicksburg Formation, Gulf Coast Basin

Samson 9.375% working interest

Production for the Davis Bintliff #1 well averaged 2.7 MMcf/d and 24 BOPD for the quarter. Cumulative production to December 31, 2014 is approximately 7.8 billion standard cubic feet and 84.7 Mbbls.

All production amounts above indicate gross production, rather than only the production attributable to our respective working interest for each well. See “Results of Operations” below for the total production volumes attributed to Samson during the quarter.

Results of Operations

For the three months ended December 31, 2014, we reported a net loss of $2.5 million compared to a net loss of $1.4 million for the 2013 period.

For the six months ended December 31, 2014 we reported a net loss of $13.5 million compared to a net loss of $0.5 million for the 2013 period.

The following tables sets forth selected operating data for the three months and six months ended respectively:

	Three months ended
	31-Dec-14	31-Dec-13	30-Sep-14
Production Volume
Oil (Bbls)	43,653	12,788	35,613
Natural gas (Mcf)	39,043	42,990	46,942
BOE (based on one barrel of oil to six Mcf of natural gas)	50,160	19,953	43,437

Sales Price
Realised Oil ($/Bbls)	$58.14	$84.62	$84.33
Impact of settled derivative instruments	$9.69	$0.00	$1.27
Derivative adjusted price	$67.83	$84.62	$85.60

Realised Gas ($/Mcf)	$3.82	$4.71	$5.43

Expense per BOE:
Lease operating expenses	$24.17	$22.06	$24.83
Production and property taxes	$5.97	$7.35	$8.78
Depletion, depreciation and amortization	$22.30	$20.94	$21.99
General and administrative expense	$25.14	$84.15	$27.89

	Six months ended
	31-Dec-14	31-Dec-13
Production Volume
Oil (Bbls)	78,517	25,424
Natural gas (Mcf)	85,588	80,972
BOE	92,782	38,919

Sales Price
Realised Oil ($/Bbls)	$70.57	$92.01
Impact of settled derivative instruments	$5.96	$0.00
	$76.53	$92.01

Gas ($/Mcf)	$4.72	$4.26

Expense per BOE:
Lease operating expenses	$24.69	$23.67
Production and property taxes	$7.34	$7.98
Depletion, depreciation and amortization	$22.35	$22.66
General and administrative expense	$26.64	$84.33

The following table sets forth results of operations for the following periods:

	Three months ended		Three months ended
	31-Dec-14	31-Dec-13	2Q15 to 2Q14 change	30-Sep-14	2Q15 to 1Q15 Change
Oil sales	$2,538,100	$1,082,154	$1,455,946	$3,003,145	$(465,045)
Gas sales	148,953	202,658	(53,705)	255,050	(106,097)
Other liquids	-	627	(627)	-	-
Interest income	9,884	86,853	(76,969)	9,639	245
Gain on derivative instruments	2,306,135	-	2,306,135	781,570	1,524,565
Gain on sale of oil and gas properties	-	-	-	-	-
Other	6,561	85	6,476	211	6,350

Lease operating expense	(1,512,195)	(586,926)	(925,269)	(1,459,922)	(52,273)
Depletion, depreciation and amortization	(1,118,619)	(417,723)	(700,896)	(955,061)	(163,558)
Impairment	(3,027,288)	-	(3,027,288)	(33,396)	(2,993,892)
Abandonment expense	(79,036)	-	(79,036)	(135,767)	56,731
Exploration and evaluation expenditure	(362,540)	(51,669)	(310,871)	(11,103,416)	10,740,876
Accretion of asset retirement obligations	(8,418)	(17,117)	8,699	(7,923)	(495)
Interest expense	(147,343)	-	(147,343)	(33,160)	(114,183)
Amortisation of borrowing costs	(31,972)	-	(31,972)	(83,942)	51,970
General and administrative	(1,260,793)	(1,679,066)	418,273	(1,211,279)	(49,514)
Income tax benefit	-	-	-	-	-
Net loss	$(2,538,571)	$(1,380,124)	$(1,158,447)	$(10,974,251)	$8,435,680

	Six months ended
	31-Dec-14	31-Dec-13	2Q15 to 2Q14 change
Oil sales	$5,541,245	$2,339,144	$3,202,101
Gas sales	404,003	344,604	59,399
Other liquids	-	627	(627)
Interest income	19,523	101,298	(81,775)
Gain on derivative instruments	3,087,705	-	3,087,705
Gain on sale of oil and gas properties	-	2,524,411	(2,524,411)
Other	6,772	184	6,588
			-
Lease operating expense	(2,972,117)	(1,231,676)	(1,740,441)
Depletion, depreciation and amortization	(2,073,680)	(881,805)	(1,191,875)
Impairment	(3,060,684)	(83,121)	(2,977,563)
Abandonment expense	(214,803)	-	(214,803)
Exploration and evaluation expenditure	(11,465,956)	(319,374)	(11,146,582)
Accretion of asset retirement obligations	(16,341)	(32,813)	16,472
Interest expense	(231,285)	-	(231,285)
Amortisation of borrowing costs	(65,132)	-	(65,132)
General and administrative	(2,472,072)	(3,282,109)	810,037
Income tax (provision)/ benefit	-	-	-
Net loss	$(13,512,822)	$(520,630)	$(12,992,192)

Three Months Comparison of Quarter Ended December 31, 2014 to Quarter Ended December 31, 2013 and Six Month Comparison of the Period Ended December 31, 2014 to the Period Ended December 31, 2013.

Oil and gas revenues

Oil revenues increased from $1.1 million for the three months ended December 31, 2013 to $2.5 million for the three months ended December 31, 2014, as a result of increased production in our North Stockyard project following the commencement of production from ten new wells in this project area during the period from January 1, 2014 to December 31, 2014. Oil production increased from 12,788 barrels for the three months ended December 31, 2013 to 43,653 for the three months ended December 31, 2014. The realized oil price decreased from $84.62 per Bbl for the three months ended December 31, 2013 to $58.14 per Bbl (excluding the impact of derivatives) for the three months ended December 31, 2014 following a decrease in global oil prices.

Oil revenues increased from $2.3 million for the six months ended December 31, 2013 to $5.5 million for the six months ended December 31, 2014, as a result of increased production in our North Stockyard project following the commencement of production from ten new wells in this project area. Oil production increased from 25,424 barrels for the six months ended December 31, 2013 to 78,517 for the six months ended December 31, 2014. The realized oil price decreased from $92.01 per Bbl for the six months ended December 31, 2013 to $70.57 per Bbl for the six months ended December 31, 2014 following a decrease in global oil prices.

Gas revenues decreased from $0.2 million for the three months ended December 31, 2013 to $0.1 million for the three months ended December 31, 2014. Production decreased from 42,990 Mcf for the quarter ended December 31, 2013 to 39,043 Mcf for the quarter ended December 31, 2014. The realized gas price also decreased slightly from $4.71 per Mcf for the quarter ended December 31, 2013 to $3.82 per Mcf for the quarter ended December 31, 2014 due to a general decrease in the price of natural gas.

Gas revenues increased slightly from $0.3 million for the six months ended December 31, 2013 to $0.4 million for the six months ended December 31, 2014. Production increased slightly from 80,972 Mcf for the six months ended December 31, 2013 to 85,588 Mcf for the six months ended December 31, 2014. The realized gas price also increased from $4.26 per Mcf for the six months ended December 31, 2013 to $4.72 per Mcf for the six months ended December 31, 2014 due to more liquids rich gas coming from our North Stockyard field.

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

There were no such sales during the quarter or six months ended December 31, 2014.

Exploration expense

Exploration expenditures increased from $0.05 million for the quarter ended December 31, 2013, to $0.4 million for the quarter ended December 31, 2014. Expenditure in the current period relates to $0.2 million of previously capitalized exploration acreage written off in relation to lease expirations in our Hawk Springs project area. The remaining funds relate to general exploration expenditure on current and potential exploration projects.

Exploration expenditure for the six months ended December 31, 2014 increased to $11.5 million compared to $0.3 million for the six months ended December 31, 2013. $8.1 million of exploration expenditure relates to previously capitalized exploration costs written off in relation to our Roosevelt project. Part of this project has been farmed out to Momentus Energy and activities are continuing in this area, however given the recent decline in oil prices and the exploratory nature of this project, we believe there is substantial doubt over Momentus’s ability to drill its earn in well. $2.5 million of exploration expenditure relates to previously capitalized exploration costs written off in relation to our South Prairie project. During the six months ended December 31, 2014, the York 3-9 well was drilled in this project area at a cost of $0.2 million to us. The well was a dry hole and will be immediately plugged and abandoned. This was the second dry hole in this project area and no further drilling is planned in the immediate future. $0.3 million was also written off with respect to value of lease expirations in our Hawk Springs project area.

The expenditure in the prior period relates to $0.2 million in dry hole costs in relation to the Matson well in the South Prairie project. This well was a dry hole.

Impairment expense

During the three months and six months ended December 31, 2014 we recognized $3.1 million in impairment expense compared to nil and $0.1 million in the prior comparative periods. $2.8 million relates to our Rainbow field in North Dakota, while the remaining $0.3 million relates to smaller fields in Wyoming. The decrease in the value of these properties is a result of the decrease in the future expected oil price. The production performance of these wells continues to meet expectations. Certain fields, subject to impairment, are carried at fair value at December 31, 2014.

Abandonment expense

Abandonment expense increased from nil in the quarter ended December 31, 2013 to $0.1 million during the quarter ended December 31, 2014. The cost in the current period relate to additional costs associated with abandoning three wells in our Greens Canyon project area in Wyoming. Plugging and abandonment activities commenced in July 2014 and have been completed. These wells were drilled over 10 years ago and were not economic.

Lease operating expense

Lease operating expenses increased from $0.6 million for the quarter ended December 31 2013, to $1.5 million for the quarter ended December 31, 2014. The increase is due to increased production. Costs per BOE increased slightly from $22.06 for the quarter ended December 31, 2013 to $24.17 for the quarter ended December 31, 2014, excluding production taxes.

Lease operating expenses increased from $1.2 million for the six months ended December 31 2013, to $3.0 million for the six months ended December 31, 2014. The increase is due to increased production. Costs per BOE increased slightly from $23.67 for the six months ended December 31, 2013 to $24.69 for the six months ended December 31, 2014.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense increased from $0.4 million for the quarter ended December 31, 2013 to $1.1 million for the quarter ended December 31, 2014. The increase in depletion is primarily a result of the increase in the production. The per BOE cost increased slightly from $20.94 for the three months ended December 31, 2013 to $22.30 for the three months ended December 31, 2014.

Depletion, depreciation and amortization expense increased from $0.9 million for the six months ended December 31, 2013 to $2.1 million for the six months ended December 31, 2014. The increase in depletion is primarily a result of the increase in the production. The per BOE cost remained consistent at $22.66 for the six months ended December 31, 2013 to $22.35 for the six months ended December 31, 2014.

General and administrative expense

General and administrative expense decreased from $1.7 million for the quarter ended December 31, 2013 to $1.3 million for the three months ended December 31, 2014. We have been actively trying to reduce our general and administrative costs in recent periods. A change in the use of professional service providers has contributed to the decrease in the general and administrative costs from the prior period.

General and administrative expense decreased from $3.3 million for the six months ended December 31, 2013 to $2.5 million for the six months ended December 31, 2014. We have been actively trying to reduce our general and administrative costs in recent periods. A change in the use of professional service providers has contributed to the decrease in the general and administrative costs from the prior period.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-14	31-Dec-13
Cash provided by/(used in) operating activities	$801,806	$(1,600,564)
Cash used in investing activities	(12,733,743)	(11,862,746)
Cash provided by financing activities	9,199,273	6,776,246

Cash provided by/(used in) operations changed from an outflow of $1.6 million for the six months ended December 30, 2013, to a net inflow of $0.8 million for the six months ended December 31, 2014. Cash receipts from customers increased from $2.5 million for six months ended December 31, 2013 to $7.0 million for the six months ended December 31, 2014, due to an increase in production. Payments to suppliers and employees also includes $1.0 million in payments made for abandonment operations during the six months ended December 31, 2014 which were not incurred in prior periods.

Cash used in investing activities increased from $11.9 million for the six months ended December 31, 2013 to $12.7 million of cash used for the six months ended December 31, 2014. The cash outflow for both periods relates to ongoing drilling activities in our North Stockyard project in North Dakota and exploration expenditure drilling our Bluff well in the Hawk Springs project.

Cash provided by financing activities increased from a cash inflow of $6.8 million for the six months ended December 31, 2013, to a cash inflow of $9.2 million for the six months ended December 31, 2014. Cash inflow for the prior period was a result of the issue of 318,452,166 ordinary shares to raise $7.3 million before expenses. Cash inflow in the current period is a result of the drawdown of borrowings from our credit facility with Mutual of Omaha.

All options outstanding as at December 31, 2014 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2015 as well.

Our current budget for exploration, exploitation and development capital expenditures in fiscal 2015 is $18.4 million, of which we incurred approximately $11.8 million during the first six months of the fiscal year. We were able to make these expenditures, which were required to participate in the drilling and completion of the first five wells in our North Stockyard infill development program, by using the proceeds from our prior registered direct offerings, our sale of development acreage to Slawson and drawdowns from our credit facility with Mutual of Omaha Bank. The remaining $6.6 million in planned capital expenditures, relates to the drilling and completion of 2 additional wells in our North Stockyard infill project and the payment for the Gladys well in our Rainbow project, also in North Dakota. Due to the decrease in oil price, we do not have any additional development drilling planned for the immediate future. We are also continuing to perform analysis work on our Bluff well in our Hawk Springs project.

In January 2014, we entered into a $25 million credit facility with Mutual of Omaha Bank. We drew down the remaining $4.5 million in borrowing base in October 2014. Additional increases in the borrowing base, up to the credit facility maximum of $25 million may be made available to us in the future depending on the value of our future reserves. Borrowing base redeterminations are performed by the lender every six months at June and December. We also have the ability to request a borrowing base redetermination at another period, once a year.

In November 2014, we entered into the First Amendment to the Company’s Credit Agreement with Mutual of Omaha Bank to increase the borrowing base of the reserve based lending facility to $19 million, increase the maximum available under the facility to $50 million and decrease the interest rate.

The credit facility includes the following covenants, which will be tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of 2.5 to 1.0

The credit facility also includes an annual cap on general and administrative expenditures of $6,000,000 commencing the twelve months ended December 31, 2014.

For the quarter ended December 31, 2014 we were in breach of our Debt to EBITDAX covenant. Mutual of Omaha have given us a waiver with respect to this breach for the current period only. We were in compliance with all other covenants.

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

Uncertainties relating to our capital resources and requirements include the effects of results from our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities. The aggregate levels of capital expenditures for our fiscal year ending June 30, 2015, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Our two main sources of liquidity during the six months ended December 31, 2014 have been cash on hand, which was $3.8 million at December 31, 2014, cash flows from operations, proceeds from our registered direct offering completed in August 2013, the sale of development acreage to Slawson and the new credit facility entered into in January 2014. In April 2014, we issued 290,110,820 ordinary shares and 87,033,246 options to raise $5.4 million, before costs.

During the prior three fiscal years, our three main sources of liquidity were (i) equity issued to raise $21.4 million and (ii) our tax refund of $5.6 million from the Internal Revenue Service, received in February 2013. During the recent years prior to the fiscal year ended June 30, 2012, our primary sources of liquidity were the sale of acreage and other oil and gas assets.

Our cash position as of December 31, 2014 decreased from December 31, 2013 largely due to payments for drilling and fracturing activities in our North Stockyard project in North Dakota.

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

Looking Ahead

We plan to focus on two main objectives in the coming 12 months:

•	The completion of our remaining two development wells in one of our Bakken projects - the North Stockyard project in Williams County, North Dakota.

•	The continued appraisal and development of our Hawk Springs project, including multiple conventional targets in the Permian and Pennsylvanian formations.

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the six months ended December 31, 2014 to the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2014 regarding this matter.

Item 4.    Controls and Procedures.

As of December 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no additional changes in our internal control over financial reporting that occurred during the three months ended December 31 , 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

10.1	First Amendment to the Term Loan Credit Agreement among Samson Oil and Gas USA, Inc. as a borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors and Mutual of Omaha Bank as lender and administrative agent.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Samson Oil & Gas Limited’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: February 9, 2015	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2015	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

