Form 10-Q
period 2015-03-31
Samson Oil & Gas LTD
filed 2015-05-11
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 2,837,782,022 ordinary shares outstanding as of May 6, 2015.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED MARCH 31, 2015

		Page

Part I — Financial Information		3

Item 1.	Financial Statements (unaudited)	4

Consolidated Balance Sheets, March 31, 2015 and June 30, 2014		4

Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 and nine months ended March 31, 2015 and 2014		5

Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended March 31, 2015		6

Consolidated Statement of Cash Flows for the nine months ended March 31, 2015 and 2014		7

Notes to Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II — Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

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

Part I — Financial Information

Item 1.   Financial Statements.

  SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-15	30-Jun-14
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,603,393	$6,846,394
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	3,053,167	5,533,516
Prepayments	706,279	5,388,428
Fair value of derivative instrument	1,775,232	-
Short term deferred tax asset	84,946	84,946
Total current assets	8,223,017	17,853,284
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $23,810,556 and $21,219,361 at March 31, 2015 and June 30, 2014, respectively	49,927,522	34,430,793
Other property and equipment, net of accumulated depreciation and amortization of $518,765 and $421,443 at March 31, 2015 and June 30, 2014, respectively	283,043	365,566
Net property, plant and equipment	50,210,565	34,796,359
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	185,411	-
Undeveloped capitalized acreage	2,707,164	12,349,767
Capitalized exploration expense	2,291,069	3,382,650
Other	322,368	459,169
TOTAL ASSETS	$63,939,594	$68,841,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,785,870	$4,316,963
Accruals	2,336,231	3,261,674
Fair value of derivative instruments	-	284,376
Provision for annual leave	236,621	230,311
Total current liabilities	5,358,722	8,093,324
NON CURRENT LIABILITIES
Fair value of derivative instruments	-	128,998
Asset retirement obligations	1,675,249	897,859
Credit facility	19,000,000	6,000,000
Deferred tax liability	84,946	84,946
TOTAL LIABILITIES	26,118,917	15,205,127
STOCKHOLDERS’ EQUITY – nil par value
2,837,782,022 (equivalent to 14,188,910 ADR’s) and 2,837,756,933 (equivalent to 14,188,784 ADR’s) ordinary shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	104,491,774	104,535,894
Accumulated other comprehensive income	987,638	1,302,096
Accumulated deficit	(67,658,735)	(52,201,888)
Total stockholders’ equity	37,820,677	53,636,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,939,594	$68,841,229

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended

	31-Mar-15	31-Mar-14	31-Mar-15	31-Mar-14
REVENUES AND OTHER INCOME:
Oil sales	$2,398,226	$2,564,894	$7,939,471	$4,904,038
Gas sales	263,823	337,852	667,826	682,456
Other liquids	-	-	-	627
Interest income	6,365	7,607	25,888	108,905
Gain on derivative instruments	371,852	-	3,459,558	-
Gain on sale of oil and gas properties	-	217,665	-	2,742,076
Other	1,297	16,642	8,068	16,826
TOTAL REVENUE AND OTHER INCOME	3,041,563	3,144,660	12,100,811	8,454,928

EXPENSES:
Lease operating expense	(1,306,117)	(1,124,478)	(4,278,234)	(2,356,154)
Depletion, depreciation and amortization	(1,658,784)	(720,394)	(3,732,464)	(1,602,199)
Impairment expense	(543,820)	(714)	(3,604,504)	(83,835)
Abandonment expense	(11,868)	-	(226,671)	-
Exploration and evaluation expenditure	(93,041)	(22,411)	(11,558,997)	(341,785)
Accretion of asset retirement obligations	(9,186)	(17,417)	(25,527)	(50,230)
Loss on derivative instruments	-	(79,156)	-	(79,156)
Amortization of borrowing costs	(35,063)	(10,931)	(100,195)	(10,931)
Interest expense	(176,415)	(29,903)	(407,700)	(29,903)
General and administrative	(1,151,294)	(1,520,524)	(3,623,366)	(4,802,635)
TOTAL EXPENSES	(4,985,588)	(3,525,928)	(27,557,658)	(9,356,828)

Loss from operations	(1,944,025)	(381,268)	(15,456,847)	(901,900)
Income tax benefit	-	-	-	-
Net loss	(1,944,025)	(381,268)	(15,456,847)	(901,900)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation loss	(88,059)	(122,614)	(314,458)	(700,669)
Total comprehensive loss for the period	$(2,032,084)	$(503,882)	$(15,771,305)	$(1,602,569)

Net loss per ordinary share from operations:
Basic – cents per share	(0.07)	(0.01)	(0.54)	(0.04)
Diluted – cents per share	(0.07)	(0.01)	(0.54)	(0.04)

Weighted average ordinary shares outstanding:
Basic	2,837,782,022	2,547,627,193	2,837,775,738	2,484,035,681
Diluted	2,837,782,022	2,547,627,193	2,837,775,738	2,484,035,681

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary	(Accumulated	Comprehensive	Stockholders
	Shares	Deficit)	Income	Equity
Balance at June 30, 2014	$104,535,894	$(52,201,888)	$1,302,096	$53,636,102
Net loss	-	(15,456,847)	-	(15,456,847)
Foreign currency translation loss, net of tax of $nil	-	-	(314,458)	(314,458)
Total comprehensive loss for the period	-	(15,456,847)	(314,458)	(15,771,305)
Stock based compensation	-	-	-	-
Exercise of options	880	-	-	880
Share issuance costs	(45,000)	-	-	(45,000)
Balance at March 31, 2015	$104,491,774	$(67,658,735)	$987,638	$37,820,677

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	31-Mar-15	31-Mar-14
Cash flows (used in)/provided by operating activities
Receipts from customers	$9,403,571	$4,164,889
Payments to suppliers & employees	(8,815,489)	(6,960,365)
Interest received	25,719	108,885
Proceeds from/(Payments for) derivative instruments	846,916	(67,596)
State income taxes paid	(107,135)	-
Net cash flows provided by/(used in) operating activities	1,353,582	(2,754,187)
Cash flows used in investing activities
Proceeds from sale of oil and gas properties	-	4,488,825
Payments for plant & equipment	(20,249)	(61,894)
Payments for exploration and evaluation	(1,803,402)	(532,769)
Payments for oil and gas properties	(15,988,477)	(20,445,691)
Net cash flows used in investing activities	(17,812,128)	(16,551,529)
Cash flows provided by financing activities
Issuance of share capital	-	7,337,138
Proceeds from the exercise of options	880	902
Proceeds from borrowings	13,000,000	6,000,000
Borrowing costs	(83,690)	(189,112)
Interest paid	(331,258)	-
Share issuance costs	(45,000)	(561,240)
Net cash flows provided by financing activities	12,540,932	12,587,688
Net decrease in cash and cash equivalents	(3,917,614)	(6,718,028)
Cash and cash equivalents at the beginning of the fiscal period	6,846,394	13,170,627
Effects of exchange rate changes on cash and cash equivalents	(325,387)	(699,220)
Cash and cash equivalents at end of fiscal period	$2,603,393	$5,753,379

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

Accruals.   Accrued liabilities at March 31, 2015 and June 30, 2014 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at March 31, 2015 and June 30, 2014 consist primarily of cash advanced to the operators of our drilling projects for future drilling operations. As at March 31, 2015, cash had been advanced to the operator of our North Stockyard infill development project for the drilling and/or completion of four wells.

Recent Accounting Standards

There are no new accounting pronouncements that have not been adopted by the Company as of March 31, 2015 that will have a material effect on the Company’s financial statements.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of options, for the periods presented:

	Three months ended		Nine months ended
	31-Mar-15	31-Mar-14	31-Mar-15	31-Mar-14
Dilutive	-	-	-	-
Anti–dilutive	324,643,740	302,178,528	367,910,312	274,565,281

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	31-Mar-15	31-Mar-14	31-Mar-15	31-Mar-14
Net income (loss)	$(1,944,025)	(381,268)	$(15,456,847)	(901,900)

Basic weighted average ordinary shares outstanding	2,837,782,022	2,547,627,193	2,837,775,738	2,484,035,681
Add: dilutive effect of stock options	-	-	-	-
Diluted weighted average ordinary shares outstanding	2,837,782,022	2,547,627,193	2,837,775,738	2,484,035,681
Basic earnings per ordinary share – cents per share	(0.07)	(0.01)	(0.54)	(0.04)
Diluted earnings per ordinary share – cents per share	(0.07)	(0.01)	(0.54)	(0.04)

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

The liabilities settled in the nine months to March 31, 2015 relate to work performed to plug and abandon three wells in our Greens Canyon prospect in Wyoming. These wells were drilled 10 years ago and did not produce economic quantities of hydrocarbons.

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2015 and 2014:

	Nine months ended
	31-Mar-15	31-Mar-14
Asset retirement obligations at beginning of period	$1,775,792	$868,589
Liabilities incurred or acquired	719,920	178,911
Liabilities settled	(710,561)	(13,920)
Disposition of properties	-	(102)
Accretion expense	25,527	50,230
Asset retirement obligations at end of period	1,810,678	1,083,708
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(135,429)	-
Long-term asset retirement obligations	$1,675,249	$1,083,708

5. Equity Incentive Compensation

Stock-based compensation is measured at the grant date based on the estimated fair value of the awards with the resulting amount recognized as compensation expense on a straight-line basis over the requisite service period (usually the vesting period).

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $nil during the three months ended March 31, 2015 and $nil during the three months ended March 31, 2014.

Total compensation cost recognized in the Statements of Operations for the grants under the Company’s equity incentive compensation plans was $nil during the nine months ended March 31, 2015 and $86,244 during the nine months ended March 31, 2014.

As of March 31, 2015, there was $nil total unrecognized compensation cost related to outstanding stock options.

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

Along with the undeveloped acreage for which a gain on sale was recognized in the year ended June 30, 2014 Income Statement of $2.52 million, we have also transferred a 25% working interest in Sail and Anchor well, which was drilled but not completed, at the time of sale, as well as a 25% working interest in the salt water disposal well drilled in the prior year in the North Stockyard project for $2.92 million, recognized as a reimbursement in the capitalized costs for these assets at the time of the transaction.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and June 30, 2014.

	Carrying value at March 31, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at March 31, 2015
Current Assets:
Cash and cash equivalents	$2,603,393	$2,603,393	$-	$-	$-	$2,603,393
Derivative Instruments	1,775,232	-	1,952,126	-	(176,894)	1,775,232
Non Current Assets
Derivative Instruments	185,411	-	687,230	(501,819)	185,411
						-
Current Liabilities	-
Derivative instruments	-	-	176,894	-	(176,894)	-
						-
Non Current Liabilities	-
Derivative Instruments	-	-	501,819	(501,819)	-
	Carrying value at June 30, 2014	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2014
Current Assets:
Cash and cash equivalents	$6,846,394	$6,846,394	$-	$-	$-	$6,846,394
Derivative Instruments	-	-	56,380	-	(56,380)	-
Non Current Assets
Derivative Instruments	-	-	61,493	-	(61,493)	-
Current Liabilities
Derivative instruments	284,376	-	340,756	-	(56,380)	284,376
Non Current Liabilities
Derivative Instruments	128,998	-	190,491	-	(61,493)	128,998

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Some oil and gas properties are stated at fair value as at March 31, 2015. As a result of the significant decline in oil prices experienced in recent months, the carrying value of oil and gas properties was reviewed and subject to impairment costs of $3.6 million. $2.7 million of this related to our Rainbow property in North Dakota, $0.4 million relates to additional ARO costs recognized in the quarter, due to the shortened economic well lives following the decrease in the oil price, while the remaining $0.5 million related to various small non-operated properties in Wyoming.

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

Halliburton Dispute

Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, has filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project, which was approximately $126,000 as of June 5, 2013, and has since increased to approximately $170,000.  Samson USA has answered the complaint and has filed counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 to provide services in connection with its drilling program in Roosevelt County, Montana.  In its counterclaims, Samson USA claims approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA has also asked for a judicial accounting with respect to Halliburton’s fees and expenses charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II, well in Roosevelt County, Wyoming, because of Samson’s discovery of self-dealing and bill padding by Halliburton’s onsite project manager there.  Halliburton has not yet filed an answer to Samson’s counterclaims but the parties are commencing discovery efforts in the lawsuit.   While Samson believes that its counterclaims are meritorious and is confident that Samson will obtain a net positive recovery from the lawsuit, there can be no assurance as to the ultimate outcome of this litigation.

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

As of March 31, 2015 we had capitalized exploration expenditures of $2.3 million and undeveloped capitalized acreage expenditures of $2.7 million.  This amount primarily relates to costs incurred in connection with our Hawk Springs projects.

Our Hawk Springs project, in Goshen County, Wyoming, includes $2.7 million in undeveloped capitalized acreage costs and $2.2 million in capitalized exploration expenditure. The capitalized exploration expenditure includes costs associated with the acquisition of our North Platte 3D seismic data and costs associated with the drilling of our Bluff Federal well in this project area. Operations are continuing on this well. An extended production test will commence in May 2015, this is expected to be completed in three to four months. Due to expired leases, $0.1 million has been written off with respect to this project during the quarter ended September 30, 2014 and $0.2 million has been written off with respect to this project during the quarter ended December 31, 2014 and $0.02 million was written off during the quarter ended March 31, 2015.

We do not expect to spend any further funds on our Roosevelt project, and therefore the balance of $8.1 million capitalized with respect to this project was written off to the Statement of Operations during the quarter ended September 30, 2014.

Our Roosevelt project, in Roosevelt County, Montana, included $7.8 million in undeveloped capitalized acreage costs and $0.3 million in capitalized exploration expenditure. The capitalized exploration expenditure consisted of costs associated with well permitting; surface use agreements and other expenses associated with drilling preparation activities. In December 2013, we entered into a seismic and drilling agreement with Momentus Energy Corp, a Canadian exploration and development company based in Calgary. Momentus has committed to the acquisition of approximately 20 square miles of 3-D seismic data at no cost to us. Following the acquisition of the seismic data, Momentus has the option to drill a horizontal Bakken well on our acreage at 100% cost to it. Upon Momentus drilling this well, it will have earned the right to 50% of the test well and 50% of our acreage in the Roosevelt project.

The 3-D seismic survey has been shot, processed, and interpreted. The agreement required Momentus to drill a Bakken horizontal by November 15, 2014, and as this did not occur negotiations have proceeded and now Momentus has until March 15, 2015 to pay Samson $100,000 to extend the farm-out agreement to December 31, 2015. Momentus failed to pay Samson $100,000 by the March 15, 2015 deadline and the farm-out was terminated.

Our South Prairie project in Ward and Renville counties, North Dakota, includes $1.6 million in undeveloped acreage costs and $0.9 million in capitalized exploration expenditure. This expenditure relates to 3-D seismic acquisition costs. We are not the operator of this project. The joint venture is focusing on developing three structural closure prospects (Pubco, Deering, and Birch) along the Prairie Salt edge in the South Prairie 3-D project. The joint venture approved the drilling next of the Pubco Prospect, with the York 3-14 well, on the eastern edge of the South Prairie 3-D seismic survey. This well was drilled during the quarter ended September 30, 2014 and found the primary target to be water saturated. Given the lack of success from this project, we have written off the previously capitalized value of this project of $2.5 million to the Statement of Operations during the quarter ended September 30, 2014. Samson recently elected to participate in its proportionate 25% working interest in 900 net acres in the Birch prospect. The target zone is the Wayne zone of the Mississippian Mission Canyon Formation to be found at an expected depth of 4,800 feet, measured depth. It is anticipated that this prospect could be drilled prior to September 30, 2015.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

10.  Share Capital

Issue of Share Capital

During the three months ended March 31, 2015, no shares were issued or options exercised.

During the nine months ended March 31, 2015, 25,089 Australian 3.8 cent options were exercised for net proceeds of $880.

During the three months ended March 31, 2014 16,000 Australian 3.8 cent options were exercised for net proceeds of $555.

During the nine months ended March 31, 2014 25,864 Australian 3.8 cent options were exercised for net proceeds of $902.

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

Other

On March 30, 2015 we changed the exchange ratio for ordinary shares to American Depositary Shares (as traded on NYSE Mkt) from 20 to 1 to 200 to 1. Our ordinary shares, traded on the Australian Securities Exchange were not affected.

11. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Nine months ended
	31-Mar-15	31-Mar-14

Net loss after tax	$(15,456,847)	$(901,900)
Depletion, depreciation and amortization	3,732,464	1,602,199
Stock-based compensation	-	86,244
Accretion of asset retirement obligation	25,527	50,230
Impairment expense	3,604,504	83,835
Exploration and evaluation expenditure	11,558,997	341,785
Gain on sale of oil and gas properties	-	(2,742,076)
Amortization borrowing costs	100,195	10,931
Abandonment expense	226,671	-
Non cash (gain)/loss on derivative instruments	(2,374,018)	11,559

Changes in assets and liabilities:

Decrease/(Increase) in receivables	2,480,349	(1,421,605)
Increase/(decrease) in provision for annual leave	6,310	68,576
(Decrease)/Increase in payables	(2,550,570)	56,035
NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$1,353,582	$(2,754,187)

12. Credit Facility

	Nine months ended
	31-Mar-15	31-Mar-14
Credit facility at beginning of period	$6,000,000	$-
Cash advanced under facility	$13,000,000	6,000,000
Repayments	-	-
Credit facility at end of period	$19,000,000	$6,000,000
		-
Funds available for drawdown under the facility	$-	2,000,000

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, of which $19.0 million has been drawn down. Mutual of Omaha assessed the borrowing base as at March 1, 2015 and determined that the previous borrowing base of $19 million was still current. The next borrowing base determination will be completed in or around October 2015 based on our June 30, 2015 reserve value.

Additional increases in the borrowing base, up to the credit facility maximum of $50.0 million, may be made available to us in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months at June and December. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.25% or approximately 3.48% for the quarter ended March 31, 2015.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of between 2.5 and 1.0

The credit facility also includes an annual cap on general and administrative expenditures of $6,000,000 per year which was tested for the first time for the calendar year ended December 31, 2014 and each subsequent December 31 thereafter while the facility is in place.

As at December 31, 2014 we were in breach of our debt to EBITDAX covenant. We received a waiver from Mutual of Omaha with respect to this breach for this quarter only. We were in compliance with all other covenants.

As at March 31, 2015 we were in breach of our debt to EBIDTAX covenant. We received a waiver from Mutual of Omaha with respect to this breach for this quarter only. We were in compliance with all other covenants.

While we expect to be in compliance with these covenants in the future based on our current debt levels, if we are not in compliance with the financial covenants in the credit facility, or if we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At March 31, 2015, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the quarter ended March 31, 2015 we recognized $371,852 gain on derivative instruments in the Statement of Operations.

We intend to increase our derivative portfolio as our production increases in order to provide downside protection to our future production.

In October 2014, we entered into a deferred put spread arrangement with respect to 36,600 barrels from production in 2016. These options have a floor of $82.50 (the Company receives $82.50 when the market price settles between $67.50 and $82.50) and a sub floor of $67.50 (the Company receives the market price plus $15 for any prices below $67.50) with a cost of $5.50 per barrel which is deferred until the settlement of the derivative instrument.

In April 2015, we closed out our open 2015 hedge positions (from April 2015 to December 2015) for net proceeds of $1.2 million. We also entered into a three way costless collar arrangement with respect to 73,500 barrels from production from May 2015 to December 2015. These options have a ceiling of $70.50, a floor of $45.00 (the Company receives $45.00 when the market price settles between $32.50 and $45.00) and a sub floor of $32.50 (the Company receives the market price plus $15 for any prices below $32.50).

Also in April, we also entered into a deferred three way collar with respect to 27,375 (average of 75 barrels per day) for 2016 production. The options have a ceiling of $80, a floor or $55 and a sub floor of $45. These options have a premium of $1.63 per barrel, which is deferred until the contract settlement.

At March 31, 2015 the Company’s open derivative contracts consisted of the following:

Oil Price Collars - WTI	Volumes (Bbls)	Floor US$	Ceiling US$
April 2015 - December 2015	13,401	85.00	89.85
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps - WTI	Volumes (Bbls)	Price US$
April 2015 - December 2015	13,401	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Swaps - WTI	Volumes (Bbls)	Avg Price US$
April 2015 - December 2015	30,161	92.05

14. Subsequent Events

In April 2015, we closed out our open 2015 hedge positions (from May 2015 to December 2015) for net proceeds of $1.2 million. We also entered into a three way costless collar arrangement with respect to 73,500 barrels from production from May 2015 to December 2015. These options have a ceiling of $70.50, a floor of $45.00 (the Company receives $45.00 when the market price settles between $32.50 and $45.00) and a sub floor of $32.50 (the Company receives the market price plus $15 for any prices below $32.50).

Also in April, we entered into a deferred three way collar with respect to 27,375 (average of 75 barrels per day) for 2016 production. The options have a ceiling of $80, a floor or $55 and a sub floor of $45. These options have a premium of $1.63 per barrel, which is deferred until the contract settlement.

No events other than those previously mentioned have occurred subsequent to March 31, 2015 that would have an impact on our operations or the results of operations for the quarter ended March 31, 2015.

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

Our net oil production was 63,750 barrels of oil for the quarter ended March 31, 2015, compared to 29,074 barrels of oil for the quarter ended March 31, 2014.  The increase in oil production was due to thirteen new wells commencing production in our North Stockyard project since December 2013. Three wells commenced production during the quarter ended March 31, 2015, one new well commenced production during the quarter ended September 30, 2014 with an additional nine commencing production during the quarter ended December 31, 2014. Our net gas production was 71,188 Mcf for the quarter ended March 31, 2015, compared to 48,762 Mcf for the quarter ended March 31, 2014.

Our net oil production was 142,272 barrels of oil for the nine months ended March 31, 2015 compared to 54,498 barrels of oil for the nine months ended March 31, 2014. Our net gas production was 159,466 Mcf for the nine months ended March 31, 2015 compared to 129,734 for the nine months ended March 31, 2014. The increase in both oil and gas production is largely due to the thirteen new wells that commenced production in our North Stockyard project in North Dakota since December 2013.

For the nine months ended March 31, 2015 and March 31, 2014, we reported a net loss of $16.9 million and a net loss of $0.9 million, respectively. The loss in the current period reflects a $11.2 million in write off of previously capitalized exploration expenditure and impairment expense of $4.7 million while the loss in the prior period reflects a $2.7 million gain from the sale of oil and gas properties. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended March 31, 2015 and Current Activities

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Permo-Penn Project, Northern D-J Basin

Samson 37.5% working interest

We have two contiguous areas in the Hawk Springs Project. One of the areas is a joint venture with a private company and is subject to a joint venture with Halliburton Energy Services, Inc.

The Bluff Prospect was drilled in June 2014 to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement. Various oil shows were observed in the Cretaceous, Jurassic, Permian, and Pennsylvanian intervals while drilling. The Permian target zone (from 7738 feet to 7756 feet) exhibited excellent porosity (29% density porosity). Detailed analysis of the Permian target zone proved that it was the source of the nitrogen gas that was seen while drilling the well. The presence of nitrogen in the Permian target zone validates the trap in the Bluff prospect and has the potential to host an oil leg below the gas cap. This data led the partners to make the decision to complete the Permian target sand.

The Permian target sand was flow tested at a rate of 8 MMcf/D on a 21/64 inch choke during a 40 hour flow test and then shut-in for a 10 day build-up using down-hole gauges. The buildup data has determined that the original reservoir pressure within the 9500 foot sand is 3,459 pounds per square inch. A chromatographic analysis of the gas samples indicated that the majority of the gas was composed of nitrogen (97.5%), with some helium (0.15%), carbon dioxide (0.15%), and the rest hydrocarbons (2.2%). A pressure transient analysis has confirmed that the 9500’ sand is highly permeable and also identified a movable fluid boundary (oil or water) downdip of the well. Isotope Geochemistry analysis of the gas samples, has identified the source of the nitrogen, which is from a post-mature organic kerogen in the black shales of the Pennsylvanian section. The hydrocarbons in the samples are mixed thermogenic post mature gases generated in the wet gas/condensate window. All of the gathered evidence supports the theory that the fluid below the gas cap is likely to be oil. The gas-fluid interface has been identified through the integration of the pressure transient test data with newly processed inverted seismic data.

We are currently designing a second flow test that would partially draw down the gas cap to determine if an oil leg is indeed present. If it is determined that the fluid below the gas cap is oil, additional downdip wells could be drilled to recover the oil below the gas-oil contact. If water is found beneath the gas cap, then three zones in the Jurassic and Cretaceous sections, which are behind the intermediate casing, will subsequently be perforated and flow-tested. Log pay was determined in the both the Dakota and Morrison Formations. Using a 60% water saturation as a cut-off to determine oil productive zones, 23.5 feet of log pay was indicated in the Dakota (from 6,393 to 6,485 feet) and 3.5 feet in the Morrison (from 6,605 to 6,625 feet). The Jurassic Canyon Springs Formation could also be productive. When comparing the Canyon Springs reservoir characteristics in the Bluff well to analog producing fields in the southern Powder River Basin, there are many similarities between the two areas.

Spirit of America US34 #2-29 well

Samson 100% Working Interest

A re-completion in a 40 foot interval of the Dakota Formation is currently being planned for late in the second quarter of calendar year 2015.

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

We recently elected to participate in our proportionate 25% working interest in 900 net acres in the Birch prospect. The target zone is the Wayne zone of the Mississippian Mission Canyon Formation to be found at an expected depth of 4,800 feet, measured depth.  It is anticipated that this prospect could be drilled in the quarter ended September 30, 2015.

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

We have 26 wells in this field. Currently 25 wells in this field are operating and 1 is shut in. All of the wells currently planned to be drilled have been drilled and completed and are capable of production.

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

Developed Properties: Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have twenty six producing wells in the North Stockyard Field. Currently 20 wells are producting and 6 are shut in. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

They produce 89% of our total oil production and 76% of our total gas production for the March 2015 quarter.

Results of Operations

For the three months ended March 31, 2015, we reported a net loss of $3.0 million compared to a net loss of $0.4 million for the same period in 2014.

For the nine months ended March 31, 2015 we reported a net loss of $16.5 million compared to a net loss of $0.9 million for the same period in 2014.

The following tables sets forth selected operating data for the three months and nine months ended respectively:

	Three months ended
	31-Mar-15	31-Mar-14	31-Dec-14
Production Volume
Oil (Bbls)	63,750	29,074	43,653
Natural gas (Mcf)	71,188	48,762	39,043
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	75,615	37,201	50,160

Sales Price
Realized Oil ($/Bbls)	$37.62	$88.22	$58.14
Impact of settled derivative instruments	$9.69	$0.00	$9.69
Derivative adjusted price	$47.31	$88.22	$67.83

Realized Gas ($/Mcf)	$3.71	$6.93	$3.82

Expense per BOE:
Lease operating expenses	$12.97	$21.44	$24.17
Production and property taxes	$4.30	$8.79	$5.97
Depletion, depreciation and amortization	$21.94	$19.36	$22.30
General and administrative expense	$15.23	$40.87	$25.14

	Nine months ended
	31-Mar-15	31-Mar-14
Production Volume
Oil (Bbls)	142,272	54,498
Natural gas (Mcf)	159,466	129,734
BOE	168,850	76,120

Sales Price
Realized Oil ($/Bbls)	$55.80	$89.99
Impact of settled derivative instruments	$7.63	$0.00
	$63.43	$89.99

Realized Gas ($/Mcf)	$4.19	$5.26

Expense per BOE:
Lease operating expenses	$19.38	$22.58
Production and property taxes	$5.96	$8.39
Depletion, depreciation and amortization	$22.11	$21.05
General and administrative expense	$21.46	$63.09

The following table sets forth results of operations for the following periods:

	Three months ended		3Q15 to 3Q14	Three months ended	3Q15 to 2Q15
	31-Mar-15	31-Mar-14	change	31-Dec-14	Change
Oil sales	$2,398,226	$2,564,894	$(166,668)	$2,538,100	$(139,874)
Gas sales	263,823	337,852	(74,029)	148,953	114,870
Other liquids	-	-	-	-	-
Interest income	6,365	7,607	(1,242)	9,884	(3,519)
Gain on derivative instruments	371,852	-	371,852	2,306,135	(1,934,283)
Gain on sale of oil and gas properties	-	217,665	(217,665)	-	-
Other	1,297	16,642	(15,345)	6,561	(5,264)

Lease operating expense	(1,306,117)	(1,124,478)	(181,639)	(1,512,195)	206,078
Depletion, depreciation and amortization	(1,658,784)	(720,394)	(938,390)	(1,118,619)	(540,165)
Impairment	(543,820)	(714)	(543,106)	(3,027,288)	2,483,468
Abandonment expense	(11,868)	-	(11,868)	(79,036)	67,168
Exploration and evaluation expenditure	(93,041)	(22,411)	(70,630)	(362,540)	269,499
Accretion of asset retirement obligations	(9,186)	(17,417)	8,231	(8,418)	(768)
Interest expense	(176,415)	(79,156)	(97,259)	(147,343)	(29,072)
Loss on derivative instruments		(10,931)	10,931	-
Amortization of borrowing costs	(35,063)	(29,903)	(5,160)	(31,972)	(3,091)
General and administrative	(1,151,294)	(1,520,524)	369,230	(1,260,793)	109,499
Net loss	$(1,944,025)	$(381,268)	$(1,562,757)	$(2,538,571)	$594,546

	Nine months ended		3Q15 to 3Q14
	31-Mar-15	31-Mar-14	change
Oil sales	$7,939,471	$4,904,038	$3,035,433
Gas sales	667,826	682,456	(14,630)
Other liquids	-	627	(627)
Interest income	25,888	108,905	(83,017)
Gain on derivative instruments	3,459,558	-	3,459,558
Gain on sale of oil and gas properties	-	2,742,076	(2,742,076)
Other	8,068	16,826	(8,758)

Lease operating expense	(4,278,234)	(2,356,154)	(1,922,080)
Depletion, depreciation and amortization	(3,732,464)	(1,602,199)	(2,130,265)
Impairment	(3,604,504)	(83,835)	(3,520,669)
Abandonment expense	(226,671)	-	(226,671)
Exploration and evaluation expenditure	(11,558,997)	(341,785)	(11,217,212)
Accretion of asset retirement obligations	(25,527)	(50,230)	24,703
Interest expense	(407,700)	(79,156)	(328,544)
Loss on derivative instruments	-	(10,931)	10,931
Amortization of borrowing costs	(100,195)	(29,903)	(70,292)
General and administrative	(3,623,366)	(4,802,635)	1,179,269
Net loss	$(15,456,847)	$(901,900)	$(14,554,947)

Three Months Comparison of Quarter Ended March 31, 2015 to Quarter Ended March 31, 2014 and Nine Month Comparison of the Period Ended March 31, 2015 to the Period Ended March 31, 2014.

Oil and gas revenues

Oil revenues decreased from $2.6 million for the three months ended March 31, 2014 to $2.4 million for the three months ended March 31, 2015, as a result of the decrease in the oil price. Oil production increased from 29,074 barrels for the three months ended March 31, 2014 to 63,750 for the three months ended March 31, 2015. The realized oil price decreased from $88.22 per Bbl for the three months ended March 31, 2014 to $37.62 per Bbl (excluding the impact of derivatives) for the three months ended March 31, 2015 following a decrease in global oil prices.

Oil revenues increased from $4.9 million for the nine months ended March 31, 2014 to $7.9 million for the nine months ended March 31, 2015, as a result of increased production in our North Stockyard project following the commencement of production from thirteen new wells in this project area. Oil production increased from 54,498 barrels for the nine months ended March 31, 2014 to 142,272 for the nine months ended March 31, 2015. The realized oil price decreased from $89.99 per Bbl for the nine months ended March 31, 2014 to $55.80 per Bbl for the nine months ended March 31, 2015 following a decrease in global oil prices.

Gas revenues remained consistent at $0.3 million for the three months ended March 31, 2014 and three months ended March 31, 2015. Production increased from 48,762 Mcf for the quarter ended March 31, 2014 to 71,188 Mcf for the quarter ended March 31, 2015. The realized gas price also decreased from $6.93 per Mcf for the quarter ended March 31, 2014 to $3.71 per Mcf for the quarter ended March 31, 2015 due to a general decrease in the price of natural gas.

Gas revenues also remained consistent at $0.7 million for the nine months ended March 31, 2014 and March 31, 2015. Production increased from 129,734 Mcf for the nine months ended March 31, 2014 to 159,466 Mcf for the nine months ended March 31, 2015. The realized gas price decreased from $5.26 per Mcf for the nine months ended March 31, 2014 to $4.19 per Mcf for the nine months ended March 31, 2015.

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

There were no such sales during the quarter or nine months ended March 31, 2015.

Exploration expense

Exploration expenditures increased from $0.02 million for the quarter ended March 31, 2014, to $0.09 million for the quarter ended March 31, 2015. Expenditure in the current period relates to general exploration expenditure on current and potential exploration projects.

Exploration expenditure for the nine months ended March 31, 2015 increased to $11.6 million compared to $0.3 million for the nine months ended March 31, 2014. $8.1 million of exploration expenditure relates to previously capitalized exploration costs written off in relation to our Roosevelt project. Part of this project was farmed out to Momentus Energy, however Momentus failed to drill their farmin well and the transaction was terminated. $2.5 million of exploration expenditure relates to previously capitalized exploration costs written off in relation to our South Prairie project. During the nine months ended March 31, 2015, the York 3-9 well was drilled in this project area at a cost of $0.2 million. The well was a dry hole and was immediately plugged and abandoned. We have elected to participate in the Birch prospect which is expected to be drilled by September 30, 2015. $0.3 million was also written off with respect to value of lease expirations in our Hawk Springs project area.

The expenditure in the prior period relates to $0.2 million in dry hole costs in relation to the Matson well in the South Prairie project. This well was a dry hole.

Impairment expense

During the three months ended March 31, 2015 we recognized $0.6 million in impairment expense compared to $0.001 million during the quarter ended March 31, 2014. $0.5 million of the impairment relates to additional asset retirement obligation asset recognized and $0.1 million relates to smaller fields in Wyoming. As a result of the low oil price, the timing of estimated plugging and abandonment costs was brought forward.

During the nine months ended March 31, 2015 we recognized $3.6 million in impairment expense compared to $0.1 million in the prior comparative period. $2.8 million relates to our Rainbow field in North Dakota, $0.3 million relates to smaller fields in Wyoming and $0.5 million relates to additional asset retirement obligation recognized following the decrease in the oil price. The decrease in the value of these properties is a result of the decrease in the future expected oil price. The production performance of these wells continues to meet expectations. Certain fields, subject to impairment, are carried at fair value at March 31, 2015.

Abandonment expense

Abandonment expense increased from nil in for the nine months ended March 31, 2014 to $0.2 million for the nine months ended March 31, 2015. The cost in the current period relate to additional costs associated with abandoning three wells in our Greens Canyon project area in Wyoming. Plugging and abandonment activities commenced in July 2014 and have been completed. These wells were drilled over 10 years ago and were not economic.

Lease operating expense

Lease operating expenses increased slightly from $1.1 million for the quarter ended March 31 2014, to $1.3 million for the quarter ended March 31, 2015. The increase is due to increased production. Costs per BOE decreased from $21.44 for the quarter ended March 31, 2014 to $12.97 for the quarter ended March 31, 2015, excluding production taxes.

Lease operating expenses increased from $2.4 million for the nine months ended March 31, 2014, to $4.3 million for the nine months ended March 31, 2015. The increase is due to increased production. Costs per BOE increased slightly from $22.58 for the nine months ended March 31, 2014 to $19.38 for the nine months ended March 31, 2015.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense increased from $0.7 million for the quarter ended March 31, 2014 to $1.7 million for the quarter ended March 31, 2015. The increase in depletion is primarily a result of the increase in the production. The per BOE cost increased slightly from $19.36 for the three months ended March 31, 2014 to $21.94 for the three months ended March 31, 2015.

Depletion, depreciation and amortization expense increased from $1.6 million for the nine months ended March 31, 2014 to $3.7 million for the nine months ended March 31, 2015. The increase in depletion is primarily a result of the increase in the production. The per BOE cost remained consistent at $21.05 for the nine months ended March 31, 2014 to $22.11 for the nine months ended March 31, 2015.

General and administrative expense

General and administrative expense decreased from $1.5 million for the quarter ended March 31, 2014 to $1.2 million for the three months ended March 31, 2015. We have been actively trying to reduce our general and administrative costs in recent periods. A change in the use of professional service providers has contributed to the decrease in the general and administrative costs from the prior period.

General and administrative expense decreased from $4.8 million for the nine months ended March 31, 2014 to $3.7 million for the nine months ended March 31, 2015. We have been actively trying to reduce our general and administrative costs in recent periods. A change in the use of professional service providers has contributed to the decrease in the general and administrative costs from the prior period.

Cash Flows

The table below shows cash flows for the following periods:

	Nine months ended
	31-Mar-15	31-Mar-14
Cash provided by/(used in) operating activities	$1,353,582	$(2,754,187)
Cash used in investing activities	(17,812,128)	(16,551,529)
Cash provided by financing activities	12,540,932	12,587,688

Cash provided by/ (used in) operations changed from an outflow of $2.8 million for the nine months ended March 31, 2014, to a net inflow of $1.4 million for the nine months ended March 31, 2015. Cash receipts from customers increased from $4.2 million for nine months ended March 31, 2014 to $9.4 million for the nine months ended March, 2015, due to an increase in production. Payments to suppliers and employees also includes $1.0 million in payments made for abandonment operations during the nine months ended March 31, 2015 which were not incurred in prior periods.

Cash used in investing activities increased from $16.6 million for the nine months ended March 31, 2014 to $17.8 million of cash used for the nine months ended March 31, 2015. The cash outflow for both periods relates to ongoing drilling activities in our North Stockyard project in North Dakota and exploration expenditure drilling our Bluff well in the Hawk Springs project.

Cash provided by financing activities remained constant at cash inflow of $12.6 million for the nine months ended March 31, 2014 and nine months ended March 31, 2015. Cash inflow for the prior period was a result of the issue of 318,452,166 ordinary shares to raise $7.3 million before expenses. Cash inflow in the current period is a result of the drawdown of borrowings from our credit facility with Mutual of Omaha.

All options outstanding as at March 31, 2015 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2015.

Our current budget for exploration, exploitation and development capital expenditures in fiscal 2015 is $19.3 million, of which we incurred approximately $17.8 million during the first six months of the fiscal year. We were able to make these expenditures, which were required to participate in the drilling and completion of the remaining wells in our current North Stockyard infill development program, by using the proceeds from our prior registered direct offerings, our sale of development acreage to Slawson and drawdowns from our credit facility with Mutual of Omaha Bank. The remaining $1.5 million in planned capital expenditures, relates to the final completion costs of 2 additional wells in our North Stockyard infill project and the for the Gladys well in our Rainbow project, also in North Dakota. Due to the decrease in oil price, we do not have any additional development drilling planned for the immediate future. We are also continuing to perform analysis work on our Bluff well in our Hawk Springs project.

In January 2014, we entered into a $25 million credit facility with Mutual of Omaha Bank. The current borrowing base is $19 million and we have drawn this down. Borrowing base redeterminations are performed by the lender every six months at June and December. The borrowing base determined at December 2014 using our March 1, 2015 reserve report has confirmed the current borrowing bsase. We also have the ability to request a borrowing base redetermination at another period, once a year.

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

For the quarter ended December 31, 2014 we were in breach of our Debt to EBITDAX covenant. Mutual of Omaha have given us a waiver with respect to this breach for that only. We were in compliance with all other covenants.

For the quarter ended March 31, 2015 we were in breach of our Debt to EBITDAX covenant. Mutual of Omaha have given us a waiver with respect to this breach for that only. We were in compliance with all other covenants.

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

Our two main sources of liquidity during the nine months ended March 31, 2014 have been cash on hand, which was $2.6 million at March 31, 2015, cash flows from operations, proceeds from our registered direct offering completed in August 2013, the sale of development acreage to Slawson and the new credit facility entered into in January 2014. In April 2014, we issued 290,110,820 ordinary shares and 87,033,246 options to raise $5.4 million, before costs.

During the prior three fiscal years, our three main sources of liquidity were (i) equity issued to raise $21.4 million and (ii) our tax refund of $5.6 million from the Internal Revenue Service, received in February 2013. During the recent years prior to the fiscal year ended June 30, 2012, our primary sources of liquidity were the sale of acreage and other oil and gas assets.

Our cash position as of March 31, 2015 decreased from March 31, 2014 largely due to payments for drilling and fracturing activities in our North Stockyard project in North Dakota.

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

Looking Ahead

We plan to focus on two main objectives in the coming 12 months:

•	The continued development of our Bakken projects, North Stockyard and Rainbow following a sustained recovery in the oil price

•	The continued appraisal and development of our Hawk Springs project, including multiple conventional targets in the Permian and Pennsylvanian formations.

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes during the nine months ended December 31, 2015 to the disclosure made in our Annual Report on Form 10-K for the year ended June 30, 2014 regarding this matter.

Item 4.    Controls and Procedures.

As of March 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no additional changes in our internal control over financial reporting that occurred during the three months ended March 31 , 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

101

The following financial information from Samson Oil & Gas Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 is formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet, (ii)  Consolidated Statements of Operations, (iii)  Consolidated Statement of Changes in Stockholders’ Equity, (iv)  Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: May 11, 2015	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

