Form 10-K
period 2015-06-30
Samson Oil & Gas LTD
filed 2015-09-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-33578

Samson Oil & Gas Limited

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 16, AMP Building, 140 St Georges Terrace Perth, Western Australia 6000
(Address of principal executive offices)	(Zip Code)

+61 8 9220 9830

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

American Depositary Shares* Ordinary Shares**	NYSE MKT
Title of Each Class	Name of Exchange on Which Registered

*	American Depositary Shares evidenced by American Depository Receipts. Each American Depositary Share represents 200 Ordinary Shares.
**	No par value. Not for trading, but only in connection with the listing of American Depositary Shares.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2014 was approximately $24.91 million based on the closing price as reported on the NYSE MKT (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 2,837,834,301 ordinary shares outstanding as of September 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2015.

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

Forward–looking statements appear in a number of places in this annual report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our North Stockyard, Hawk Springs, Roosevelt, State GC Field and Sabretooth properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, meeting our capital raising targets, and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, and regarding our production and future operating results, such as the following:

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

Bbls.   Barrels of oil.

BOE.   Barrel of oil equivalent., based on 6 MCF of gas conversion to 1 barrel of oil

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

Proved developed producing reserves (PDP).   Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods and that are currently being produced.

Proved Developed Producing Behind Pipe (PDP BP). Those reserves expected to be recovered from completion intervals not yet open but remain behind casing in existing wells.

Proved Developed Not Producing (PDNP). Estimated proved reserves expected to recovered from existing wells were there is a requirement to achieve a workover to re-establish production

Proved undeveloped reserves (PUD).   Estimated proved reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

Samson Oil & Gas Limited (“we”, “Samson” or the “Company”) is a company limited by shares, incorporated on April 6, 1979 under the laws of Australia.  Our principal business is the exploration and development of oil and natural gas properties in the United States.  Currently, we own working interests in several oil and gas properties, three of which are producing and may be considered material to us (North Stockyard in North Dakota, Rainbow in North Dakota and State GC in New Mexico). In each of our three material producing properties, we have entered into operating agreements with third parties under which the oil and gas are produced and sold. We also have working interests in three exploration properties: 25% to 100% in our Hawk Springs Project, in Wyoming, 25% in our South Prairie Project, in North Dakota, and 60%-100% in our Roosevelt project in Roosevelt County, Montana. Given the unsatisfactory exploration results in our third exploration property – the Roosevelt project in Roosevelt County, Montana – we have decided to discontinue any further activity in this area and are starting to let our leases lapse through non-payment of delay rentals. We operate in one reportable segment, the exploration for, and the development and production of, oil and natural gas in the United States.

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

According to a reserve report prepared by Ryder Scott we had proved oil and gas reserves valued at approximately $34,253,000 (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2015, utilizes an adjusted realized pricing of $59.64 per Bbl for oil and $4.30 per Mcf for natural gas. As of June 30, 2015, 87% of our proved reserves were oil and 95% was proved developed producing and 5% was proved behind pipe.

Our business strategy is to create a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources in the United States.  Our primary financial goal is to develop profitably our oil properties while maintaining a strong balance sheet, and specifically to focus on the exploration, exploitation and development of our two major oil plays – the Permian/Pennsylvanian in our Hawk Springs project in Goshen County, Wyoming and the Bakken in our North Stockyard and Rainbow projects in North Dakota. During the year ended June 30, 2015 we continued the process of developing our undeveloped acreage in our North Stockyard project (drilling proved undeveloped locations) and commenced drilling in our Rainbow project during the year. We also drilled a test well in our Hawk Springs project to explore the Permian/Pennsylvania targets.

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

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2015 and June 30, 2014 was prepared by Ryder Scott Company L.P.

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2015 and 2014:

	2015			2014
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	1,478	1,763	1,773	1,452	1,845	1,761
Revisions of previous quantity estimates	(376)	(547)	(467)	(179)	(187)	(210)
Extensions and discoveries	414	193	446	400	387	465
Sale of reserves in place	-	-	-	(89)	(99)	(106)
Acquisitions	-	-	-	-	-	-
Production	(231)	(226)	(269)	(106)	(183)	(137)
End of year	1,285	1,183	1,483	1,478	1,763	1,773

Proved developed reserves	1,285	1,183	1,483	1,002	1,277	1,216
Proved undeveloped reserves	-	-	-	476	486	557
Total proved reserves	1,285	1,183	1,483	1,478	1,763	1,773

Proved Developed Producing Reserves

During the year ended June 30, 2015 we converted two proved undeveloped locations to proved developed producing locations. We also drilled eight additional wells that are now categorized as PDP.

We have one well which was producing during the year ended June 30, 2015 but has been classified as Proved Behind Pipe at June 30, 2015. It has estimated workover costs of $37,000 in order for it to commence production again. This work is currently being completed.

During the year ended June 30, 2014 we converted three proved undeveloped locations to proved developed producing locations. We also drilled four additional wells which are now categorized as PDP.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required to recomplete an existing well or install production or transportation facilities for primary or improved recovery projects. We have no PUD locations as at June 30, 2015.

During the year ended June 30, 2015 we successfully drilled two PUD locations (with reserves of 141 MBbls at June 30, 2014) and converted them to PDP locations.

During the year ended June 30, 2014 we successfully drilled three PUD locations (with reserves of 518 MBbls at June 30, 2013) and converted them to PDP locations. We also started drilled one additional PUD location which was converted to a PDP well during the current year.

During the year ended June 30, 2013 we acquired additional PUD locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 MBbls at June 30, 2013 compared to June 30, 2012.

In June 2013, we commenced drilling one of our PUD locations in our North Stockyard field, Sail and Anchor. This well was fracture stimulated during the year ended June 30, 2014 and is now recorded as a PDP well.

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

As at June 30, 2015 we have no proved undeveloped locations in our reserve base.

Other Reserve Information

We have obtained a second report on our proved oil and gas reserves from another reserve engineering firm in addition to the reserve report we obtained from Ryder Scott Company. While this second reserve report had a slightly higher estimate of proved reserve value than the Ryder Scott report, we have used only the Ryder Scott reserve report for the purposes of all SEC reporting and for use in our financial statements.

We obtained the second reserve report in order to provide additional information to our principal lender, which is expected to consider information from both reserve reports in determining our new borrowing base going forward.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2015, 2014 and 2013, we produced 231,286, 105,243 and 61,640 barrels of oil, respectively.  During the years ended June 30, 2015, 2014 and 2013, we produced 226,707, 182,659 and 167,083 Mcf of gas, respectively.

For the year ended June 30, 2015 and 2014 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the North Stockyard Field in North Dakota.

The following table discloses our oil and gas production volume, revenue and expenses from the North Stockyard field for the fiscal years ended June 30:

2015 North Stockyard
Oil volume – Bbls	206,881
Revenue – $	$11,021,976
Average Price per barrel – $	$53.27
Gas volume – Mcf	127,660
Revenue – $	$456,981
Average price per Mcf – $	$3.58
Per unit production and lease operation costs per BOE – $*	$22.70

2014 North Stockyard
Oil volume – Bbls	96,000
Revenue – $	$8,795,897
Average Price per barrel – $	$91.63
Gas volume – Mcf	47,578
Revenue – $	$412,952
Average price per Mcf – $	$8.68
Per unit production and lease operation costs per BOE – $*	$20.47

2013 North Stockyard
Oil volume – Bbls	43,380
Revenue – $	$3,630,221
Average Price per barrel – $	$83.68
Gas volume – Mcf	49,594
Revenue – $	$315,336
Average price per Mcf – $	$6.36
Per unit production and lease operation costs per BOE – $*	$28.77

*Excluding depletion, amortization and impairment

Prices and Costs

The average sale price (excluding the impact of derivative instruments) we achieved for oil during the years ended June 30, 2015, June 30, 2014 and June 30, 2013 was $53.33, $91.38 and $81.57 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2015, June 30, 2014 and June 30, 2013 was $3.68, $5.48 and $4.76 per Mcf, respectively.

The average production costs (including lease operating expenses, production taxes and handling expenses for oil and gas) per barrel of oil was $22.91 for the year ended June 30, 2015, $31.12 for the year ended June 30, 2014 and $38.74 for the year ended June 30, 2013.

Drilling Activity

	Year Ended June 30
	2015	2014	2013
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	0.25	Nil	1.0
Net productive development wells drilled	2.5	2.0	Nil
Net dry development wells drilled	Nil	Nil	Nil

Our productive development wells are all in our North Stockyard Project and are described below in “Description of Properties – North Stockyard Project”.

The exploratory well drilled in the current year was in our South Prairie project in North Dakota. Our exploratory wells in the prior year are all in our Hawk Springs and are described below in “Description of Properties – Exploration/Undeveloped Properties”

Present Drilling Activity

As of September 1, 2015, we were not participating in the process of drilling or completing any wells (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2015 Capital Expenditures” and “Estimated 2016 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 11, 2015:

Gross productive oil wells	78
Net productive oil wells	13
Gross productive gas wells	5
Net productive gas wells	1
Wells with multiple completions	0
Gross Developed Acres	12,569
Net Developed Acres	3,337
Gross Undeveloped Acres	97,743
Net Undeveloped Acres	42,491

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

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2015, June 30, 2014 and June 30, 2013 and costs in effect at the end of the periods indicated. The 12-month historical average of the first of the month prices used for natural gas for June 30, 2015, June 30, 2014 and June 30, 2013 were $4.30, $7.69 and $5.89 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2015, June 30, 2014 and June 30, 2013 were $59.64, $91.63, and $84.54 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2015	2014	2013
Future cash inflows	$72,900	$148,975	$133,589
Future production costs	(22,403)	(43,009)	(44,672)
Future development costs	(38)	(12,461)	(29,012)
Future income taxes	-	(21,819)	(12,050)
Future net cashflows	50,549	71,686	47,855
10 % discount	(16,206)	(29,093)	(26,012)

Standardized measure of discounted future net cash flows relating to proved reserves	$34,253	$42,593	$21,843

During the year ended June 30, 2015, we drilled and completed ten wells which are classified as PDP wells, two of which were classified as PUD locations at June 30, 2014.

During the year ended June 30, 2014 we drilled and completed seven wells which are classified as PDP wells, three of which were classified as PUD locations at June 30, 2013. We had also commenced drilling three other wells, one of which has been classified as a PUD location at June 30, 2014.

During the year ended June 30, 2013 we acquired additional proved undeveloped locations through an acreage swap with our North Stockyard project and our new Rainbow project, also in Williams County, North Dakota. This resulted in an increase of PUD’s of 364 Mbbls.

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2015, June 30, 2014 and June 30, 2013 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2015	2014	2013
Beginning of year	$42,593	$21,843	$13,338
Sales of oil and gas produced during the period, net of production costs	(7,178)	(6,513)	(2,338)
Net changes in prices and production costs	(22,610)	4,689	8,027
Previously estimated development costs incurred during the period	1,898	22,100	-
Changes in estimates of future development costs	-	(6,829)	(18,814)
Extensions and discoveries	11,266	19,833	5,892
Revisions of previous quantity estimates and other	(6,197)	(5,727)	7,419
Sale of reserves in place	-	(1,558)	-
Purchase of reserves in place	-	-	11,664
Change in future income taxes	11,809	(6,484)	(6,526)
Accretion of discount	5,440	2,666	1,334
Other	(2,768)	(1,427)	1,847
Balance at end of year	$34,253	$42,593	$21,843

The impact of income taxes has not been included in the current year as net operating losses and the tax basis of the assets exceed the future cashflows.

The impact of changes in estimates of future development costs have been included in revisions of previous quantity estimates as they relate to loss of PUD’s in the current pricing environment.

Description of Properties

All production information is presented at a gross level. Our net revenue interest is included in the total amount.

Reserve information is presented as the net value to us.

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

Together with our fellow working interest owners, we have drilled twenty four wells in this field, fourteen in the Bakken formation, eight in the Three Forks formation, one in the Mission Canyon formation and one in the second bench of the Three Forks formation.

On August 15, 2013, we entered into an agreement to sell half of our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company, Inc. and another party for $5.6 million in cash and other consideration resulting in a gain of $2.5 million. While we retained our full interest in the currently producing wells in the North Stockyard field, we agreed to transfer, in addition to the sale of the undeveloped acreage, a 25% interest in the drilled but not yet completed Billabong and Sail and Anchor wells, leaving us with a 25.026% working interest in each of the two wells. The cash portion of the purchase price was subject to the delivery of a useable wellbore in Billabong, valued by the purchase and sale agreement at $0.9 million. This wellbore was delivered in June 30, 2014 and $0.9 million was received in July 2014. As result of this transaction, Slawson became the operator of the North Stockyard project going forward.

Below is a summary of the wells in our North Stockyard and their performance during the year ended June 30, 2015 Production information is shown on a gross basis.

At June 30, 2015, the North Stockyard project had net proved reserves of 1,157,500 Bbls and 935,600 Mcf.

	Net Revenue	Objective	Reserve Classification at	YTD Production	Cumulative well
	Interest		June 30, 2015	June 30, 2015	production to June
				BOE*	30, 2015 BOE*
Initial Development Program
Harstad #1-15	26.39%	Mission Canyon	Plugged and Abandoned	-	105,234
Leonard #1-23H	7.65%	Bakken	PDP	15,960	153,645
Gene #1-22H	23.41%	Bakken	PDP	26,973	206,133
Gary #1-24H	28.31%	Bakken	PDP	22,517	238,314
Rodney #1-14H	20.66%	Bakken	PDP	39,578	195,203
Earl #1-13H	24.48%	Bakken	PDP	53,359	314,600
Everett #1-15H	19.89%	Bakken	PDP	114,640	254,118

Infill Development Program
Billabong	22.01%	Bakken	PDNP	41,057	41,057
Sail & Anchor 4-13-14	19.15%	Bakken	PDP	45,136	95,813
Blackdog 3-13-14	19.02%	Bakken	PDP	99,520	189,417
Tooheys 4-15-14	21.60%	Bakken	PDP	78,248	130,999
Coopers 2-15-14	21.60%	Bakken	PDP	60,262	99,789
Little Creature	21.24%	Bakken	PDP	23,681	85,909
Matilda Bay 1-15	25.23%	Bakken	PDP	31,892	32,901
Matilda Bay 2-15	25.23%	Bakken	PDP	33,118	47,796
Bootleg 4- 14-15	21.72%	Three Forks	PDP	94,172	94,172
Bootleg 5- 14-15	21.72%	Three Forks	PDP	82,379	82,379
Bootleg 8-14-15	21.72%	Three Forks 2	PDP	14,816	14,816
Ironbank 5-14-13	20.46%	Three Forks	PDP	68,029	68,029
Ironbank 4-14-13	20.46%	Three Forks	PDP	36,835	36,835
Ironbank 7-14-13	20.46%	Three Forks	PDP	35,236	35,236
Bootleg 6-14-15	21.72%	Three Forks	PDP	13,125	13,125
Bootleg 7-14-13	21.72%	Three Forks	PDP	16,472	16,472
Ironbank 6-14-13	20.46%	Three Forks	PDP	16,629	16,629

				1,063,632	2,568,619

*BOE calculations only includes gas sold and excludes gas flared.

State GC Oil and Gas Field, New Mexico

Average 32.2% Working Interest

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since that time.

Average daily production during the year ended June 30, 2015 from the State GC Oil and Gas Field was approximately 43 BOPD and 37 Mcf/d.

At June 30, 2015, the State GC Oil and Gas Field had net proved reserves of 52,900 Bbls and 76,700 Mcf.

Davis Bintliff #1 Well (Sabretooth Prospect), Brazoria County, Texas

12.5% Working Interest before payout, 9.375% Working Interest after payout

This well is operated by Davis Holdings. The Davis Bintliff #1 well was completed at the end of October 2008.

Average daily producing during the year ended June 30, 2015 from the Davis Bintliff #1 well was 32 BOPD and 3,732 Mcf/d

At June 30, 2015, the Davis Bintliff well had net proved reserves of 200 Bbls and 20,800 Mcf.

Exploration / Undeveloped Properties

Hawk Springs Project, Goshen County, Wyoming

37.5% -100% working interest

Spirit of America US 34 #2-29 (Spirit of America II)

100% working interest

The Spirit of America I replacement well, Spirit of America II, was drilled to a total depth of 10,634 feet using a conservative drilling approach to penetrate the troublesome salt section along with heavy weight, oil based mud. We planned to fracture stimulate the interpreted net pay intervals in three stages, however, problems with moving the bridge plug during the preparations to pump stage 2 were encountered, with the tubing becoming stuck by proppant, which required a recovery operation. No further work was completed on this well during the year ended June 30, 2013 and the decision was made to expense the costs associated with this well through the Statement of Operations of $7.3 million. All stages of the well have to be yet completed however it is unlikely that we will recover the costs of drilling through the production of hydrocarbons from the well. No further work was performed on this well during the year ended June 30, 2014 or June 30, 2015.

In July 2015, a workover rig was moved to the location to test the Dakota formation from 8,054 feet to 8,064 feet. This formation was found to be water saturated and no hydrocarbons were noted. We are currently reviewing our options with respect to this well however no further expenditures are planned. All costs associated with this well have been written off to the Income Statement.

Defender US 33 #2-29H

37.5% working interest

This well commenced production in February 2012 and has experienced numerous operational and pumping issues. In July 2012, the well was cleaned out and resumed pumping. In June 2015, the well was struck by lightning which affected the electronic controllers associated with the well. These controllers have yet to be repaired due to the well’s low productivity rate.

At June 30, 2015, the Defender well had no proved reserves.

Bluff 1-11 (25% working interest)

During the year ended June 30, 2014 we drilled the Bluff Prospect to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement on June 13th, 2014.

Various oil shows were observed in the Cretaceous, Jurassic, Permian, and Pennsylvanian intervals while drilling.  After running drill-pipe conveyed logging tools in the deeper portion of the well below the intermediate casing, the Pennsylvanian zones, were deemed to be too thin and uneconomic to produce.  The Permian target zone (from 7738’to 7756’) displayed excellent porosity. As a result, the calculated water saturation was high, and was initially deemed to be water saturated, so the bottom portion of the hole below the intermediate casing was plugged.  Further analysis of the Permian target zone by an outside expert petrophysicist has determined the 9500 foot level sand contains gas. Based on the properties associated with this interval, the gas was most likely nitrogen, and this was proven through analysis of the gas sampled from the flow test. The presence of any type of gas in the Permian target zone validates the trap in the Bluff prospect and thus the potential to host an oil leg below the gas cap.  In April 2015, the cement plug above the Permian target zone was drilled out and the presence of nitrogen was confirmed and we began a flow test of this well in July 2015. The flow test was completed in September 2015, after 1.2 BCF of gas was produced. The test was curtailed at this point because pressure transient analysis and reservoir modeling suggested that whilst the fluid contact was seen to be moving, it was doubtful as to whether this fluid boundary would be seen at the Bluff 1-11 well bore. Accordingly the flow test was not definitive either proving or disproving the presence of an oil leg to this gas accumulation.

Roosevelt Project, Roosevelt County, Montana

100% Working Interest

Australia II

100% working interest

In December 2011, we drilled Australia II in the Roosevelt Project, our first appraisal (exploratory) well in this project area. This well was drilled to a total measured depth of 14,972 feet with the horizontal lateral remaining within the target zone for the entire lateral length. Oil and gas shows were returned during the drilling of this well and approximately 3,425 barrels of oil were produced. This well was being pumped, and although this well is productive, we do not presently believe that we will be able to recover our costs associated with drilling it. We expensed $13.1 million of previously capitalized exploration expenditure in the Statement of Operations as deferred exploration expenditure written off, which represents 100% of the costs incurred to June 30, 2012.

In July 2014, we replaced the pump on the Australia II well and production from this well has recommenced production. During July 2014, the well averaged 100 barrels of oil per day. Following the continued decline in the oil price, this well has been shut in since January 2015. No further work is currently planned on this well. It has no reserves associated with it at June 30, 2015.

Gretel II

100% working interest

We drilled our second appraisal (exploratory) well in the Roosevelt Project, Gretel II, in January 2012 and fracture stimulated the well in March 2012. Based on the results, it appears that this well was drilled on the north side of the Brockton Fault zone, which is believed to be the western edge of the continuous Bakken oil formation. The Gretel II well is currently shut in, as it was mainly producing water, with just a 5% oil cut. We do not believe that we will recover our costs associated with drilling it. We expensed $11.6 million of previously capitalized exploration expenditure as deferred exploration expenditure, which represent 100% of the costs incurred to June 30, 2012. No further work has been performed on this well bore during the year ended June 30, 2014 or 2015.

In total, $24.7 million of previously capitalized exploration expenditure has been expensed to the Statement of Operations as exploration expenditure written off in relation to the drilling costs associated with these two wells during the year ended June 30, 2012.

During the year ended June 30, 2014, we entered into a seismic and drilling agreement with Momentus Energy Corp (“Momentus”), a Canadian exploration and development company based in Calgary, to further explore this project. Momentus shot and processed a 3D seismic survey over the acreage at no cost to us. They were also required to drill a Bakken well in the project area. Due to the recent significant uncertainty in the oil markets, Momentus declined to drill this well within the required time frame and thus the farm-out agreement is no longer valid.

As of June 30, 2015, we have elected to cease all work in the Roosevelt Project and have started letting leases lapses through non- payment of delay rentals, in accordance with the lease agreements. The remaining $8.1 million previously capitalized to the Balance Sheet with respect to this project was written off to the Income Statement during the year ended June 30, 2015.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

23% -52% working interest

During the year ended June 30, 2013, we acquired, in two tranches, a net 950 acres in two 1,280 acre drilling units located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

The acquisition involved an acreage trade by the parties and a future carry of the vendor by us in the initial drilling program on the Rainbow Project. We transferred 160 net acres from our 1,200 acre undeveloped acreage holding in North Stockyard and the vendor will fund its share (between 7.5% and 8.5%) of the North Stockyard initial infill program. We have acquired 950 net acres in the Rainbow Project from the vendor for this acreage trade and have paid a $1 million to the vendor, in lieu of a carry as we did not spud a well within the desired time frame. $0.6 million of this payment was made prior to June 30, 2015 with the remaining $0.4 million paid subsequent to year end.

In the western drilling unit of the acquired acreage, we hold a 52.21% working interest. In the eastern drilling unit, our interest is 23%.

Our first Rainbow well, Gladys 1-20, drilled by Continental Resources spud on June 28, 2014 and was drilled to a total depth of 19,994 feet. The well is 1,280 acre lateral (approximately 10,000 feet) in the middle member of the Bakken formation. The well produced 87,059 gross barrels of oil during the year ended June 30, 2015. At June 30, 2015 the Gladys had reserves of 44,500 barrels of oil and 37,800 mcf of gas.

Currently, we have a permit in place to drill a Middle Bakken well in the western drilling unit. The location for this well has been built and conductor pipe has been set, therefore we are in position to finish drilling the well in the near future. However, if we do not commence with drilling operations by February 4, 2016, the lease could expire as it is past its primary term and is being held by a continuous drilling clause. We are also considering extending the lease, if possible, to delay the drilling of the well in the current oil price environment.

Other interest holders owning an interest in the Rainbow Project include Hess, Halcón and Continental and we are continuing to work with them and other interested parties to drill further wells in the Rainbow Project.

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

25% working interest

We have a 25% working interest in 25,590 net acres, which is located on the eastern flank of the Williston Basin in North Dakota. The target reservoir for the project is the Mississippian Mission Canyon Formation. Seventy-six square miles of 3-D seismic data have been shot and processed. The data has been interpreted and the first prospect was drilled during the year ended June 30, 2014. The Matson #3-1 well was drilled to a depth of 4,825 feet. The joint venture elected to plug and abandon the well based on the logging and show results. The data indicates that oil migrated through the Mission Canyon reservoir, evidenced by black asphaltic dead oil stain, but was not trapped in the targeted 420 acre 4-way structural closure. A possible explanation for this is that the dissolution of the underlying Devonian Prairie Salt, which created the structural closure in the overlying Mission Canyon Formation, occurred after oil migrated through the area. Since the structural closure or trap was not in place at the time of oil migration, the oil would have moved updip to the next trap, which is the present day Glenburn Oil Field. The Glenburn Oil Field structural closure is controlled by the Prairie Salt edge whereas the Matson structural closure was created by interior localized salt dissolution pods. Based on the Matson result the forward program will show a preference for structural closures that exist along the salt edge rather than those created by dissolution events further interior to the salt edge.

The joint venture is focusing on developing three structural closure prospects (Pubco, Deering, and Birch) along the Prairie Salt edge in the South Prairie 3-D project. The joint venture approved the York #3-9. This well was drilled in September 2014 at an estimated net cost to us of $0.2 million. The target formation was water saturated and was plugged and abandoned. Following the drilling of this well, the decision was made to write off the previously capitalized costs in relation to this project. $2.5 million was written off to the Income Statement during the year ended June 30, 2015.

The operator of this project has proposed drilling a new well, the Badger #1, which will target the Wayne zone of the Mississippian Mission Canyon Formation at an expected depth of 4,800 feet. This well is expected to be drilled in late September 2015 at a cost of $0.2 million to us.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

100% working interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at a cost of $75 per acre to us.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. A 3-D seismic is currently being designed to image these natural fractures. This project displays very robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well. Initial production rates are around 1,500 BOPD and decline rates are very modest.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. As in industry standard, these contracts are primarily negotiated by the operator of the projects on our behalf. We had no material delivery commitments as of September 9, 2015.

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

The Clean Water Act also regulates stormwater discharges from industrial properties and construction sites, and requires permits and the implementation of site-specific Stormwater Pollution Prevention Plans (“SWPPPs”), best management practices, training, and periodic monitoring of covered activities. Certain operations also are required to develop and implement Spill Prevention, Control, and Countermeasure (“SPCC”) plans, and in some circumstances, facility response plans to address potential oil and produced water spills. Certain exemptions from some Clean Water Act requirements were created or broadened pursuant to the Energy Policy Act of 2005.

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the SDWA, is the main federal law that authorizes the United States Environmental Protection Agency (“EPA”) to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The Energy Policy Act of 2005 currently excludes hydraulic fracturing from regulation by the SWDA. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. The United States Congress has twice considered, and may in the future consider, legislation such as the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level.

In addition, in March 2010, at the request of the U.S. Congress, EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources. A progress report was released in December 2012. In May 2014, the EPA indicated that as a first step, it would convene a stakeholder process to develop an approach to obtain information on chemical substances and mixtures used in hydraulic fracturing. To gather information to inform EPA's proposal, the EPA issued an advance notice of proposed rulemaking (ANPR) and initiated a public participation process to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. EPA issued a draft report in June 2015, concluding that, although hydraulic fracturing activities have the potential to impact drinking water resources through water withdrawals, spills, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment and discharge of wastewater, EPA did not find evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources. The draft report has not yet been finalized

Hydraulic fracturing currently is regulated primarily at the state level. Colorado, Wyoming, Montana, North Dakota, Texas, and New Mexico recently enacted rules to regulate certain aspects of hydraulic fracturing. These regulations generally require companies to disclose the chemicals used in hydraulic fracturing operations, as well as the concentrations of those chemicals, on a well-by-well basis, either prior to or following well completion, depending on which state’s regulations apply.

Air Emissions. Our operations are subject to local, state and federal regulations governing emissions of air pollutants. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. Producing wells, natural gas plants and electric generating facilities all generate volatile organic compounds (“VOCs”) and nitrous oxides. Civil and administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines, performance of mitigation projects to offset excess emissions and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air-emission sources.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, required operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In August 2015, EPA issued proposed regulations adding methane standards for equipment and processes covered by the 2012 regulations. The 2015 proposed regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks and sweetening units at gas processing plants. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries. EPA also intends to conduct future rulemaking to make appropriate revisions to the Prevention of Significant Deterioration and Operating Permit rules.  Moreover, the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could even have an adverse effect on demand for our production.

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

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who release or threaten to release one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. CERCLA also authorizes EPA and, in some cases, third parties, to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Strict liability means liability without fault, and in some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

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

As described in Note 5 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $1,810,674 as of June 30, 2015. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 10%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

Employees

At September 9, 2015, we had 8 employees, including 2 part time employees. The 2 part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company. The remaining 6 employees are located in Denver, Colorado.

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

Our business, operating or financial condition could be harmed due to any of the following risk factors.  Accordingly, investors should carefully consider these risks in making a decision as to whether to purchase, sell or hold our securities.  In addition, investors should note that the risks described below are not the only risks facing the Company.  Additional risks not presently known to us, or risks that do not seem significant today, may also impair our business operations in the future. When determining whether to invest in our securities, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, and in our other filings with the SEC.  As an Australian company, the rights of our shareholders may differ from the rights typically offered to shareholders of a company incorporated in the United States.

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

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facility with Mutual of Omaha Bank. As of June 30, 2015, we had drawn $18.69 million of the $19 million borrowing base under our credit facility. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control.  We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity problems, and we might be required to seek additional debt or equity financing or to dispose of material assets or operations to meet our debt service and other obligations.  We cannot assure you that we would be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

We recorded an impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2015, 2014 and 2013, and may again in the future record additional impairments.

We recognized an impairment expensed for the twelve months ended June 30, 2015 of $21.5 million. This expense is primarily in relation to our North Stockyard project as a direct result of the significant fall in the oil price. We recognized an impairment expense for the twelve months ended June 30, 2014 of $0.1 million. This expense is primarily in relation to the Abercrombie well in our Roosevelt project. We recognized an impairment expense for the twelve months ended June 30, 2013 of $0.3 million, primarily in relation to wells at our Roosevelt project –Abercrombie and Riva Ridge and Defender in our Hawk Springs project. Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations.

Emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.

Part of our strategy through the years ended June 30, 2013, 2014 and 2015 was to pursue acquisition, exploration and development activities in emerging plays such as our Hawk Springs Project and Roosevelt Project. Our drilling results in these areas are more uncertain than drilling results in areas that are developed and producing. Because emerging plays have limited or no production history, we have access to little if any past drilling results in those areas to help predict the results of our own exploratory drilling. In addition, part of our strategy to maximize recoveries from such new projects may involve the drilling of horizontal wells and/or using completion techniques that have proven to be successful in other similar formations. Both of the two Roosevelt project wells drilled in the fiscal year 2012 failed to deliver positive results, and $24.7 million of previously capitalized exploration expenditure was written off as exploration expenditure. No further work has been performed by us on our Roosevelt project during the year ended June 30, 2015 with exception of the payment of lease rentals. We do not intend to renew the leases on this acreage as they come due for renewal during the coming years. In addition, one well in the Hawk Springs project well was drilled unsuccessfully, and $4.9 million in expenditure in relation to this well was written off as dry hole costs. During the year ended June 30, 2013, $7.3 million was expensed following our Spirit of America II well in our Hawk Springs project being non-productive. We have continued exploring in our Hawk Springs project during the year ended June 30, 2014 and have drilled our Bluff well, which underwent further work during the year ended June 30, 2015 and is currently undergoing completion activities.

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

Investors should not construe the present value of future net cash flows as the current market value of the estimated oil and natural gas reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on the average of the sales price on the first day of each month in the applicable year, with costs determined as of the date of the estimate, in accordance with applicable regulations, even though actual future prices and costs may be materially higher or lower. As a result of significant recent declines in commodity prices, such average sales prices are significantly in excess of more recent prices. Unless commodity prices or reserves increase, the estimated discounted future net cash flows from our proved reserves would generally be expected to decrease as additional months with lower commodity sales prices will be included in this calculation in the future. Factors that will affect actual future net cash flows include:

•	the amount and timing of actual production;

•	the price for which that oil and gas production can be sold;

•	supply and demand for oil and natural gas;

•	curtailments or increases in consumption by natural gas and oil purchasers; and

•	changes in government regulations or taxation.

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2015, June 30, 2014 and June 30, 2013.

Additionally, in recent years, there has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. The interpretation of SEC rules regarding the classification of reserves and their applicability in different situations remain unclear in many respects. Changing interpretations of the classification standards of reserves or disagreements with our interpretations could cause us to write-down reserves.

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

In January 2014, we entered into a $25 million credit facility agreement with Mutual of Omaha Bank. In November 2014 this facility was increased to $50 million.  The current borrowing base is $19.0 million and we are drawn to $18.69 million. We intend to continue borrowing under our credit facility in the future as is allowable. The borrowing base is subject to periodic redetermination and is based in part on oil and natural gas prices and the value of properties owned, which could be reduced in the case of asset disposition. A negative adjustment could also occur if the estimates of future prices used by the banks in calculating the borrowing base remain significantly lower than those used in the last redetermination, including as a result of the recent decline in oil prices or an expectation that such reduced prices will continue. Any significant reduction in our borrowing base as a result of such redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of such redetermination, we would be required to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations in the future depends on our future performance. Our borrowing base will next be redetermined in October 2015 based on our reserves as of June 30, 2015.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We have in the past funded a portion of our capital expenditures with proceeds from the sale of our properties, such as the sale of our North Stockyard properties to Slawson Exploration Company in August 2013.

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

Oil and natural gas prices are extremely volatile, and decreases in prices have in the past, and could in the future, adversely affect our profitability, financial condition, cash flows, access to capital and ability to grow.

Our revenues, profitability and future rate of growth depend principally upon the market prices of oil and natural gas, which fluctuate widely. The markets for these commodities are unpredictable and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Sustained declines in oil and gas prices may adversely affect our financial condition, liquidity and results of operations. Recently, oil prices have declined significantly. We are particularly dependent on the production and sale of oil and this recent commodity price decline has had, and may continue to have, an adverse effect on us. Further volatility in oil and gas prices or a continued prolonged period of low oil or gas prices may materially adversely affect our financial position, liquidity (including our borrowing capacity under our revolving credit facility), ability to finance planned capital expenditures and results of operations.

It is impossible to predict future oil and gas price movements with certainty. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. Factors that can cause market prices of oil and natural gas to fluctuate include:

—	national and international financial market conditions;

—	uncertainty in capital and commodities markets;

—	the level of consumer product demand;

—	weather conditions;

—	U.S. and foreign governmental regulations;

—	the price and availability of alternative fuels;

—	political and economic conditions in oil producing countries, particularly those in the Middle East, including actions by the Organization of Petroleum Exporting Countries;

—	the foreign supply of oil and natural gas;

—	the price of oil and gas imports, consumer preferences; and

—	overall U.S. and foreign economic conditions.

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

The profitability of wells are generally reduced or eliminated as commodity prices decline. In addition, certain wells that are profitable may not meet our internal return targets. Recent price declines have caused us to significantly reduce our new exploration and development activity which may adversely affect our results of operations, cash flows and our business.

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

If our access to markets for our oil and gas production is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell oil and natural gas and receive market prices for our oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints.

Market conditions or the unavailability of satisfactory transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or gas may have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production. We currently own an interest in several wells that are capable of producing but may have their production curtailed from time to time at some point in the future pending gas sales contract negotiations, as well as construction of gas gathering systems, pipelines, and processing facilities.

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

Intense competition in the oil and gas industry requires us to keep pace with technological developments in our industry.

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

We are subject to complex environmental federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of doing business.

Our exploration, development, and production operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil and natural gas wells and related production facilities. Under these laws and regulations, we also could be held liable for personal injuries, property damage, clean-up costs, and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

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

If any of our operations require federal permits or otherwise involve a “major federal action” that significantly impacts the environment, we may be required to prepare an environmental impact statement (“EIS”) pursuant to the National Environmental Policy Act (“NEPA”) to obtain the permits necessary to proceed with the development of certain oil and gas properties. There can be no assurance that we will obtain all necessary permits and, if obtained, that the costs associated with completing the EIS and obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause us to delay or abandon the further development of certain properties.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, emission controls, storage, transportation, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. For example, because of its potential effect on ground water, seismic activity, and local communities, , hydraulic fracturing currently is the subject of regulatory scrutiny, negative press, and legislative changes, particularly at the state and local level. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. Legislative and regulatory efforts may render permitting and compliance requirements more stringent for hydraulic fracturing, which may limit or prohibit use of the process. While none of our properties are expected to be subject to any such changes, there is no assurance that this will remain the case.

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

Our operations also are subject to wildlife-protection laws and regulations such as the Migratory Bird Treaty Act (MTBA). For example, oil companies have been charged with killing migratory birds in North Dakota, where we conduct some of our operations. Reserve pits are used during oil and gas drilling operations. During the cleanup phase of a reserve pit, North Dakota require companies to cover the pit with a net if it is open for more than 90 days. The maximum penalty for each conviction under the MTBA is two years in prison and a $250,000 fine.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that, among other things, required operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” or “green completion” to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In August 2015, EPA issued proposed regulations adding methane standards for equipment and processes covered by the 2012 regulations. The 2015 proposed regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, and thief hatches on storage tanks. The adoption of these regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries. EPA also intends to conduct future rulemaking to make appropriate revisions to the Prevention of Significant Deterioration and Operating Permit rules.  Moreover, the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could even have an adverse effect on demand for our production.

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

Instability in the global financial system may have impacts on our liquidity and financial condition that we currently cannot predict.

Instability in the global financial system may have a material impact on our liquidity and our financial condition. We rely upon access to both our revolving credit facility and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by the cash flow from operations or other sources. Our ability to access the capital markets or borrow money may be restricted or made more expensive at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Also, market conditions, including with respect to commodity prices such as for oil and gas, could have an impact on our oil and gas derivative instruments if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, challenges in the economy have led and could further lead to reductions in the demand for oil and gas, or further reductions in the prices of oil and gas, or both, which could have a negative impact on our financial position, results of operations and cash flows.

Failure to adequately protect critical data and technology systems could materially affect our operations.

Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of customer, employee or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to Our Securities

Currency fluctuations may adversely affect the price of our ADSs relative to the price of our ordinary shares.

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2015, the Australian dollar has, as a general trend, lost value against the U.S. dollar, though the exchange rate remains volatile. As the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2015, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2015, we had outstanding options to purchase an aggregate of approximately 8,000,000 of our ordinary shares granted to certain of our directors, officers and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2015, we had warrants outstanding which may be exercised by warrant holders for 316,667,765 ordinary shares. The exercise prices of the warrants and options is between A$0.033 and A$0.164 per share, and the warrants and options expire between November 2015 and April 2018. The exercise of such warrants could have similarly adverse consequences on the trading prices for our shares.

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

Similarly, while our ADS holders would generally receive the same dividends or other distributions as holders of our ordinary shares, their rights are not identical.  Dividends and other distributions payable with respect to our ordinary shares generally will be paid directly to those holders.  By contrast, any dividends or distributions payable with respect to ordinary shares that are held as ADSs will be paid to the depositary, which has agreed to pay to our ADS holders the cash dividends or other distributions it or the custodian receives on shares or other deposited securities, after deducting its fees and expenses. Our ADS holders will receive these distributions in proportion to the number of ordinary shares their ADSs represent. In addition, while it is unlikely, there may be circumstances in which the depositary may not pay to our ADS holders the same amounts distributed by us as a dividend or distribution, such as when it is unlawful or impractical to do so. See the next risk factor below.

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

State Income Tax Matters

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. We have reached a settlement with the State of North Dakota for a payment of $107,524, paid during the year ended June 30, 2015 but recognized in the year ended June 30, 2014.

Halliburton Dispute

In 2013, Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project. The unpaid oil revenue was approximately $126,000 at that time, and has since increased to approximately $170,000. Samson USA answered the complaint, including counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 in connection with its drilling program in Roosevelt County, Montana. In those counterclaims, Samson USA claimed approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA also counterclaimed for a judicial accounting of the fees and expenses Halliburton charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II well in Roosevelt County, Wyoming, in light of Samson USA’s prior discovery of self-dealing and bill padding by Halliburton’s onsite project manager. In September 2015, Samson filed an amended counterclaim in which it has alleged that (i) Halliburton selected a rig that was inappropriate for the geology where the Spirit of America 1 well was located, and (ii) the project supervisor assigned by Halliburton to oversee the construction and drilling of the Spirit of America 1 well was unqualified and lacked the credentials and experience to perform the duties required of a project manager. Samson has alleged that Halliburton’s failure in this regard caused Halliburton to be unable to reach the target reservoir and, in the process, caused Samson to incur $4,505,587 in costs that could have been avoided if a proper rig and qualified project supervisor had been selected and used on the project. On September 7, 2015 the court granted Samson’s motion to compel the production of documents and ordered Halliburton to produce responsive documents by September 22, 2015. While Samson believes its counterclaims are meritorious and is confident that Samson USA will obtain a net positive recovery from the litigation, there can be no assurance as to the ultimate outcome.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.	Market Information

Our American Depositary Shares (“ADS”), each representing 200 ordinary shares, have been listed on the NYSE MKT since January 7, 2008 under the symbol “SSN”. On March 30, 2015 the ratio of ordinary shares to ADS was changed from 20 to 1, to 200 to 1.  As of September 4, 2015 10,198,290 ADSs were outstanding and we had approximately 16,500 beneficial owners of ADS.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE MKT, adjusted for change in ratio.  On September 10, 2015, the closing price of our ADSs on NYSE MKT was $0.69.

	NYSE MKT American Depositary Share (ADS) Price (in USD)
	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter (July 1 – September 30)	$4.50	$3.20	$8.70	$4.30
Second Quarter (October 1 – December 31)	$3.40	$1.90	$5.40	$4.00
Third Quarter (January 1 – March 31)	$2.60	$1.40	$5.40	$4.20
Fourth Quarter (April 1 – June 30)	$1.66	$0.94	$4.90	$3.10

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 14, 2015, 2,837,782,022 ordinary shares were outstanding, and we had approximately 4,298 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 14, 2015, the closing price of our ordinary shares on the ASX was A$0.005.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.024	$.019	$.046	$.022
Second Quarter (October 1 – December 31)	$.019	$.011	$.028	$.022
Third Quarter (January 1 – March 31)	$.016	$.008	$.029	$.022
Fourth Quarter (April 1 – June 30)	$.010	$.007	$.027	$.016

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

As of September 14, 2015, there were approximately 4,020 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs.

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

D.	Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders.

E.	Taxation

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2015 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

U.S. Holders who own ordinary shares or ADSs during any year in which we are a PFIC must file Internal Revenue Service Form 8621 with their U.S. federal income tax return for each year in which such holder owns ordinary shares or ADSs. In addition to providing the information required on such form with respect to the ownership of PFIC shares, the U.S. Holder will also be required to report gain recognized on a disposition of such ordinary shares or ADSs, the receipt of certain distributions from us, or the making of elections with respect to PFIC status.

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

F. Recent Sales of Unregistered Securities

None.

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

	Fiscal Year Ended June 30
	2015	2014	2013	2012	2011
Revenues and Other Income
Oil sales	$12,460,171	$9,616,660	$5,028,050	$7,352,494	$5,038,446
Gas sales	834,835	1,001,341	772,073	1,020,945	930,330
Other liquids	-	627	3,985	12,360	-
Interest income	30,759	118,076	253,150	355,357	368,251
Gain on derivative instruments	3,112,268	-	-	-	0
Gain on sale of oil and gas properties	-	2,937,010	-	-	-
Gain on sale of exploration acreage	-	-	-	-	73,199,687
Other	137,857	66,893	211,736	58,598	2,245
Total Revenues and Other Income	16,575,890	13,740,607	6,268,994	8,799,754	79,538,959

	Fiscal Year Ended June 30
	2015	2014	2013	2012	2011
Expenses
Lease operating expense	$(6,117,217)	$(4,105,809)	$(3,466,339)	$(2,789,902)	$(1,678,510)
Depletion, depreciation and amortization	(6,920,945)	(2,992,649)	(1,975,932)	(2,776,005)	(1,832,558)
Impairment of oil and natural gas properties	(21,475,450)	(83,121)	(259,529)	(635,464)	-
Exploration and evaluation expenditure	(12,686,943)	(368,469)	(7,929,204)	(30,559,458)	(404,031)
Accretion of asset retirement obligations	(40,159)	(9,236)	(55,326)	(23,603)	(23,909)
General and administrative	(4,812,668)	(6,457,812)	(6,313,993)	(7,880,966)	(8,561,734)
Abandonment expense	(404,485)	(726,427)	-	-	-
Loss on derivative instruments	-	(504,592)	-	-	-
Borrowing Costs	(135,694)	(33,632)	-	-	-
Interest expense, net of capitalized costs	(598,940)	(91,422)	-	-	(906,838)
Total Expenses	(53,192,501)	(15,373,169)	(20,000,323)	(44,665,398)	(13,407,580)
Income (loss) from continuing operations	(36,616,611)	(1,632,562)	(13,731,329)	(35,865,644)	66,131,379
Income tax (provision)/ benefit	(3,021)	(780,611)	2,010,280	4,629,193	(14,695,544)
Earnings from continuing operations	(36,619,632)	(2,413,173)	(11,721,049)	(31,236,451)	51,435,835
Total income (loss) from discontinued operations, net of income taxes	-	-	-	-	2,712,387
Net Income (Loss)	$(36,619,632)	$(2,413,173)	$(11,721,049)	$(31,236,451)	$54,148,222

Basic – cents per share	$(1.29)	$(0.09)	$(0.61)	$(1.78)	$3.06
Diluted – cents per share	$(1.29)	$(0.09)	$(0.61)	$(1.78)	$2.61

Net earnings per common share from discontinued operations:
Basic – cents per share	$-	$-	$-	$-	$0.16
Diluted – cents per share	$-	$-	$-	$-	$0.14

Weighted average common shares outstanding:
Basic	2,837,777,322	2,558,418,209	1,935,438,970	1,752,408,357	1,680,247,878
Diluted	2,837,777,322	2,558,418,209	1,935,438,970	1,752,408,357	1,968,053,691

	Fiscal Year Ended June 30
	2015	2014	2013	2012	2011
Cash flow data:

Cash flow provided by/(used in) operations	$3,044,439	$(1,527,263)	$2,182,311	$2,820,481	$(10,509,390)
Cash flow provided by /(used in) investing activities	(20,097,069)	(21,575,457)	(17,405,124)	(42,732,283)	69,438,106
Cash flow provided by/(used in) financing activities	$12,571,190	$17,455,009	$9,050,000	$632,101	$(7,661,155)

Other financial data:

Capital expenditure – oil and gas properties	$(18,339,362)	$(17,276,219)	$(8,371,024)	$(3,384,858)	$(4,793,225)
Capitalized exploration expenditure and undeveloped acreage	1,472,880	1,080,925	(6,263,316)	(5,172,706)	(3,347,738)

Balance sheet data:

Cash and cash equivalents	$2,062,720	$6,846,394	$13,170,627	$18,845,894	$58,448,477
Property, plant and equipment, net of depletion and impairment	29,964,061	34,796,359	20,359,675	14,338,441	14,214,774
Total assets	40,611,803	68,841,229	52,806,665	55,723,239	81,597,832
Borrowings	(18,699,000)	(6,000,000)	-	(7,322)	(29,769)

Total shareholders’ equity	$16,666,510	$53,636,102	$44,907,319	$48,173,079	$77,926,665

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other information appearing in this Annual Report on Form 10-K. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Samson Oil & Gas Limited and its subsidiaries collectively.

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties. Our principal business is the exploration and development of oil and natural gas properties in the United States.  Currently, we own working interests in several oil and gas properties, three of which are producing and may be considered material to us (North Stockyard in North Dakota, Rainbow in North Dakota and State GC in New Mexico). In each of our three material producing properties, we have entered into operating agreements with third parties under which the oil and gas are produced and sold. We also have working interests in three exploration properties: 25% to 100% in our Hawk Springs Project, in Wyoming, 25% in our South Prairie Project, in North Dakota, and 60%-100% in our Roosevelt project in Roosevelt County, Montana. Given the unsatisfactory exploration results in our third exploration property – the Roosevelt project in Roosevelt County, Montana – we have decided to discontinue any further activity in this area and are starting to let our leases lapse through non-payment of delay rentals. We operate in one reportable segment, the exploration for, and the development and production of, oil and natural gas in the United States.

Our net oil production was 233,646 barrels of oil for the year ended June 30, 2015 compared to 105,243 barrels of oil for the year ended June 30, 2014. Our net gas production was 226,707 Mcf for the year ended June 30, 2015 compared to 182,659 Mcf for the year ended June 30, 2014.

Recent Developments

During the last two years (fiscal year ended June 2014 and 2015) we have drilled twenty wells in our North Stockyard project in Williams County, North Dakota and one well in our Rainbow project, also in Williams County, North Dakota. All of these wells have all been completed, fracture stimulated and were producing as at June 30, 2015.

To date, the exploratory drilling results in our Hawk Springs, South Prairie and Roosevelt projects have been below expectations.  As a result, during the fiscal year ended June 30, 2013, we wrote off $7.3 million in previously capitalized exploration costs in relation to the Spirit of America II well in Hawk Springs.  During the year ended June 30, 2015 we wrote off $0.7 million with respect to our Hawk Springs project area following lease expirations. We also wrote off $0.9 million with respect to our previously capitalized 3-D seismic in the Hawk Springs Project.

We also wrote off $24.7 million in drilling cost with respect to two wells drilled in our Roosevelt project during the year ended June 30, 2012. During the year ended June 30, 2014, we entered into a farm-out agreement with Momentus Energy (“Momentus”) with respect to this project. Momentus shot and processed a 3D seismic survey over the acreage at no cost to us. They were also required to drill a Bakken well in the project area. Due to the recent significant uncertainty in the oil markets, Momentus declined to drill this well within the required time frame and thus the farm-out agreement is no longer valid. As a result $8.1 million in previously capitalized exploration costs was written off to the Income Statement during the year ended June 30, 2015. Given the lack of drilling success in this area, we have also opted to let acreage in this project area expire as delay rentals become due.

At South Prairie, the first well drilled was plugged and abandoned based on the logging and show results.  Our second well in our South Prairie project, the York #3-9 was drilled in September 2014, this was also a dry hole. Following the lack of success of these two wells, $2.6 million in previously capitalized exploration expenditure was written off to the Income Statement during the year ended June 30, 2015. We have elected to participate in a third well in this project area, the Badger #1 at a cost of approximately $0.2 million net to us. This well is expected to spud in mid-August and will test the Wayne zone of the Mississippian formation.

During the fiscal years ended June 2014 and 2013, we engaged in various transactions to raise capital to support our ambitious drilling programs. In March and April 2013, we raised net proceeds of $3.2 million in the U.S. through the sale of ordinary shares (represented by American Depositary Shares) and warrants to purchase ordinary shares via a registered direct offering. We then conducted a rights offering by which we offered to all of our shareholders, including holders of ordinary shares and American Depositary Shares, the right to purchase one ordinary share and four tenths of a warrant to purchase an ordinary share for every three ordinary shares, or ADS equivalent, owned by the participating shareholder, raising $2.5 million in net proceeds.  As permitted by Australian law, we then conducted a shortfall placement of the shares not purchased by existing shareholders in the rights offering. The shortfall placement was conducted in the U.S. and Australia in August 2013 on the same terms as the rights offering, raising approximately $7.0 million. In April 2014 we raised $5.4 million through the sale of ordinary shares (represented by American Depositary Shares) and warrants to purchase ordinary shares via a registered direct offering.

In January 2014 we entered into a credit facility with Mutual of Omaha Bank. The current borrowing base of the facility is $19.0 million, of which $18.7 is drawn down as of September 11, 2015. The interest rate associated with the facility is LIBOR plus 3.75%, which is approximately 4.0%. The facility is due for repayment January 2017.

Results of Operations

Net income (loss)

The result for the fiscal year ended June 30, 2015 was a net loss of $36.6 million, compared to a net loss of $2.4 million for the year ended June 30, 2014.  The net loss in 2015 was due to significant write offs in relation to previously capitalized exploration expenditure and impairment losses.

During the year ended June 30, 2015 we wrote off $8.1 million in exploration expenditure in the Statement of Operations in relation to our Roosevelt project, following the lack of performance of farm out partner with respect to drilling a well in this area and $2.6 million with respect to our South Prairie project following poor drilling results in that project area. We also wrote off $0.7 million with respect to our Hawk Springs project following lease expirations. We also wrote off $0.9 million in previously capitalized 3-D seismic costs over the Hawk Springs project area.

During the year ended June 30, 2015 we recognized $17.6 in impairment losses with respect to our North Stockyard property, $2.7 million in impairment losses with respect to our Rainbow field, $0.8 million with respect to our asset retirement obligation (“ ARO”) asset following the increase in the associated ARO liability as a result of a change in the amount and timing of estimated costs, and $0.4 million with respect to other smaller fields.

The following table reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated.

	Fiscal Year ended June 30,
	2015	2014	2013
Production Volume:
Oil (Bbls)	233,646	105,243	61,640
Natural gas (Mcf)	226,707	182,659	167,083
BOE	271,431	135,686	89,487

Oil Price per Bbl Produced (in dollars):
Realized price	$53.33	$91.38	$81.57
Impact of settled derivative instruments	10.44	(0.87)	-
Derivative adjusted price	63.77	90.51	81.57

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$3.68	$5.48	$4.62

	Fiscal Year ended June 30,
	2015	2014	2013
Expense per BOE:
Lease operating expenses	$17.23	$21.27	$31.68
Production and property taxes	$5.68	$9.85	$7.06
Depletion, depreciation and amortization	$25.50	$22.06	$22.08
General and administrative expense	$17.73	$47.59	$70.56
Interest expense, net of amounts capitalised	$2.21	$0.67	$-

Comparison of Year Ended June 30, 2015 to year ended June 30, 2014

	Year ended		Variance	% Change
Item	June 30, 2015	June 30, 2014
Continuing Operations
Oil and gas revenues	$13,295,006	$10,618,628	$2,676,378	25%
Interest income	30,759	118,076	(87,317)	-74%
Gain on derivative instruments	3,112,268	-	3,112,268	100%
Gain on sale of oil and gas properties	-	2,937,010	(2,937,010)	-100%
Other income	137,857	66,893	70,964	106%
Lease operating expense	(6,117,217)	(4,105,809)	(2,011,408)	49%
Depletion, depreciation and amortization	(6,920,945)	(2,992,649)	(3,928,296)	131%
Impairment of oil and gas properties	(21,475,450)	(83,121)	(21,392,329)	25736%
Exploration and evaluation expenditure	(12,686,943)	(368,469)	(12,318,474)	3343%
Accretion of Asset Retirement Obligations	(40,159)	(9,236)	(30,923)	335%
General and administrative cost	(4,812,668)	(6,457,812)	1,645,144	-25%
Abandonment expense	(404,485)	(726,427)	321,942	0%
Loss on derivative instruments	-	(504,592)	504,592	0%
Borrowing Costs	(135,694)	(33,632)	(102,062)	0%
Interest expense, net of capitalised costs	(598,940)	(91,422)	(507,518)	0%
Income tax (expense)/benefit	(3,021)	(780,611)	777,590	-100%
Net income (loss)	$(36,619,632)	$(2,413,173)	$(34,206,459)

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2014 to the year ended June 30, 2015, from $10.6 million to $13.3 million.   Oil production increased from 105,243 Bbls for the year ended June 30, 2014 to 233,646 Bbls for the year ended June 30, 2015. The increase in oil produced is a result of our drilling in our North Stockyard project in North Dakota. During the current year we drilled and completed 10 new wells, which contributed to the increase in our production. The average oil sale price received however, decreased in line with global oil prices to $53.33 per barrel for the year ended June 30, 2015 compared to $91.38 per barrel for the year ended June 30, 2014 (excluding the impact of derivative instruments).

Our natural gas production increased for the year ended June 30, 2015 to 226,707 Mcf from 182,485 Mcf for the year ended June 30, 2014.  The increase is a result of the drilling of new wells in our North Stockyard project. The realized gas price decreased from $5.48 per Mcf for the year ended June 30, 2014 to $3.68 per Mcf for the year ended June 30, 2015.

Gain on sale of oil and gas properties

During the year ended June 30, 2014 we recognized $2.9 million with respect to a gain on sale of oil and gas properties compared to nil in the current year. $2.7 million of the gain relates to the sale of a portion of our interest in undeveloped acreage in our North Stockyard project and $0.2 million relates to the sale of our Deep Draw well, a single well field in Wyoming. We did not have any similar sales in the current year.

Impairment

Included in the loss for fiscal year ended June 30, 2015 is $21.5 million of impairment expense of oil and gas properties compared to $0.1 million for fiscal year ended June 30, 2014. $2.7 million of the current year impairment is result of the poor production results from our Gladys well in our Rainbow project, combined with the decrease in the oil price. This impairment was recognized at December 31, 2014. Subsequent to that date, an Electrical Submersible Pump was installed on the Gladys well, and its performance has improved. No additional impairment expense was recognized in relation to this well at June 30, 2015.

We recognized $17.6 million in relation to the carrying value of our North Stockyard properties. This is directly attributable to the decrease in the oil price. We also recognized $0.8 million in relation to additional asset retirement obligation recognized due to the change in the expected timing of cashflows following the decrease in the oil price. The remaining $0.4 million in impairment expense relates to other fields in our portfolio.

The prior year impairment is a result of poor performance of a well in our Roosevelt project - the Abercrombie well.

Exploration and evaluation expenditures

Exploration expenditures increased significantly for the year ended June 30, 2015, to $12.7 million from $0.4 million for the year ended June 30, 2014. In the current year we have written off $8.1 million in relation to our Roosevelt project and $2.6 million in relation to our South Prairie project – both of which had unsatisfactory drilling results. We have also written off $0.7 million in previously capitalized costs with respect to our leasehold in our Hawk Springs project and associated seismic costs due to lease expirations in the project area. We also wrote off $0.9 million in previously capitalized 3-D seismic over the Hawk Springs project area. Other exploration expenditure included delay rentals to keep exploration leases active and general exploration expenditure on properties that are yet to meet the criteria for capitalization.

Lease operating expenses

Lease operating expenses increased from $4.1 million for fiscal year 2014 to $6.1 million in fiscal year 2015.   The increase in lease operating expense relates to an increase in production. Lease operating expense per BOE decreased slightly from $21.27 for fiscal year 2014 to $17.23 for fiscal year 2015.

Our production taxes and handling expenses decreased from $9.85 per BOE for fiscal year 2014 to $5.68 per BOE for fiscal year 2015 due to a decrease in the amount of oil being trucked, an additional handling expense.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense increased from $3.0 million for fiscal year 2014 to $6.9 million in fiscal year 2015.  This was a result of increased production activity during the current year. Depreciation and depletion per BOE for fiscal year 2015 increased slightly as result of higher capitalized costs to $25.72 for fiscal 2015 compared to $22.06 for fiscal 2014.

General and administrative expense

General and administrative expense decreased from $6.4 million for the year ended June 30, 2014 to $4.8 million for the year ended June 30, 2015. A change in service providers as well other cost saving initiatives have led to the decrease. Management intends to continue its tight cost control discipline with respect to general and administrative costs in the future.

Gain/( Loss) on derivative instruments

During the year ended June 30, 2014 we recognized a loss of $0.5 million in the change in the fair value of our derivative instruments compared to a gain of $3.1 million in the year ended June 30, 2015. Of the gain recognized in the current year $2.4 million was realized and $0.7 was unrealized. Of the loss in the prior year $0.1 million was realized and $0.4 million was unrealized.

Interest expense

Interest expense increased in the current to year $0.6 million compared to $0.1 million for the year ended June 30, 2014. The interest rate remained consistent between 3.9% and 4.02%, however the balance outstanding increased from the prior year, leading to an increase in the interest expense recognized. The interest expense is associated with our credit facility with Mutual of Omaha Bank.

Income tax expense/(benefit)

We recorded an income tax expense from continuing operations of $0.8 million in fiscal 2014 compared to $3,021 in income tax expense in the current year.

The income tax expense recognized in the prior year is a result of a change in the estimated amount of AMT receivable from the IRS. We were audited by the IRS and the IRS challenged whether or not we met the small taxpayer AMT exemption. The audit was completed during the current year, with $2,946 in taxes owing. Although we believe we met the small business exemption, we did not to appeal this IRS ruling.

Comparison of Year Ended June 30, 2014 to year ended June 30, 2013

	Year ended		Variance	% Change
Item	June 30, 2014	June 30, 2013
Continuing Operations
Oil and gas revenues	$10,618,628	$5,804,108	$4,814,520	83%
Interest income	118,076	253,150	(135,074)	-53%
Gain on sale of oil and gas properties	2,937,010	-	2,937,010	100%
Other income	66,893	211,736	(144,843)	-68%
Lease operating expense	(4,105,809)	(3,466,339)	(639,470)	18%
Depletion, depreciation and amortization	(2,992,649)	(1,975,932)	(1,016,717)	51%
Impairment of oil and gas properties	(83,121)	(259,529)	176,408	-68%
Exploration and evaluation expenditure	(368,469)	(7,929,204)	7,560,735	-95%
Accretion of Asset Retirement Obligations	(9,236)	(55,326)	46,090	-83%
General and administrative cost	(6,457,812)	(6,313,993)	(143,819)	2%
Abandonment expense	(726,427)	-	(726,427)	100%
Loss on derivative instruments	(504,592)	-	(504,592)	100%
Borrowing Costs	(33,632)	-	(33,632)	100%
Interest expense, net of capitalised costs	(91,422)	-	(91,422)	100%
Income tax (expense)/benefit	(780,611)	2,010,280	(2,790,891)	-139%
Net income (loss)	$(2,413,173)	$(11,721,049)	$9,307,876

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

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2013 to the year ended June 30, 2014, from $5.8 million to $10.6 million.  The increase is a result of a combination of an increase in oil production for the year and an increase in the average oil price realized. Oil production increased from 61,640 Bbls for the year ended June 30, 2013 to 105,243 Bbls for the year ended June 30, 2014. The increase in oil produced is a result of our drilling in our North Stockyard project in North Dakota. During the year ended June 30, 2014, we drilled and completed 5 new wells, which contributed to the increase in our production. The average oil sale price received also increased from $81.57 per barrel for the year ended June 30, 2013 to $91.38 per barrel for the year ended June 30, 2014.

The realized gas price increased from $4.62 per Mcf for the year ended June 30, 2013 to $5.48 per Mcf for the year ended June 30, 2014.   Our natural gas production increased for the year ended June 30, 2014 to 182,485 Mcf from 167,083 Mcf for the year ended June 30, 2013.  The increase is a result of the drilling of new wells in our North Stockyard project.

Gain on sale of oil and gas properties

During the year ended June 30, 2014 we recognized $2.9 million with respect to a gain on sale of oil and gas properties compared to nil during the year ended June 30, 2013. $2.7 million of the gain relates to the sale of a portion of our interest in undeveloped acreage in our North Stockyard project and $0.2 million relates to the sale of our Deep Draw well, a single well field in Wyoming. We did not have any similar sales during the year ended June 30, 2013.

Impairment

Included in the loss for fiscal year ended June 30, 2014 is $0.1 million of impairment expense of oil and gas properties compared to $0.3 million for fiscal year ended June 30, 2013. The impairment recognized during the year ended June 30, 2014 is the result of poor production results of our Abercrombie well in our Roosevelt project in Montana. The impairment recognized during the year ended June 30, 2013 is the result of poor performance of wells in our Roosevelt project, Abercrombie, Riva Ridge, Gretel II and Australia II.

Exploration and evaluation expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2014, to $0.4 million from $7.9 million for the year ended June 30, 2013. In year ended June 30, 2013 we wrote off $7.4 million in exploration expenditure in the Statement of Operations as a result of poor drilling results from our Spirit of America II well in our Hawk Springs project in Goshen County, Wyoming. One stage of this well remains to be completed and while it may prove to be productive for hydrocarbons, it is unlikely that we will recover our costs associated with drilling this well. The remaining $0.6 million relates to other general exploration expenditure on our two main exploration projects, including delay rentals – Hawk Springs and Roosevelt, in particular in relation to our exploratory wells Australia II and Gretel II.

Lease operating expenses

Lease operating expenses increased from $3.5 million for fiscal year 2013 to $4.1 million in fiscal year 2014.   The increase in lease operating expense relates to an increase in production. Lease operating expense per BOE decreased significantly from $31.68 for fiscal year 2013 to $21.27 for fiscal year 2014.  In the year ended June 30, 2013, we drilled a salt water disposal well on our North Stockyard project in North Dakota and therefore no longer need to pay a third party operator to dispose of salt water from our North Stockyard project. This was a significant lease operating expense and drilling this well has contributed to the decrease in lease operating expense per BOE.

Our production taxes and handling expenses increased from $7.06 per BOE for fiscal year 2013 to $9.85 per BOE for fiscal year 2014 due to an increase in handling costs from the purchasers of our oil and gas.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense increased from $2.0 million for fiscal year 2013 to $4.3 million in fiscal year 2014.  This was a result of increased production activity during the current year. Depreciation and depletion per BOE for fiscal year 2014 remained consistent with the prior year at $22.06 for fiscal 2014 compared to $22.08 for fiscal year 2013.

General and administrative expense

General and administrative expense remained consistent from $6.3 million for the year ended June 30, 2013 to $6.4 million for the year ended June 30, 2014.

Loss on derivative instruments

During the year ended June 30, 2014 we recognized $0.4 million in the change in the fair value of our derivative instruments compared to nil for the year ended June 30, 2013. During the year ended June 30, 2014 we also recognized $0.1 million of expense with respect to settlements of derivative position as they expired, including $0.065 million in costs associated with entering into the derivative positions.

We did not have any open derivative positions during the year ended June 30, 2013.

Interest expense

During the year ended we recognized $0.1 million in interest expense compared to nil for the year ended June 30, 2013. The interest expense is associated with our credit facility with Mutual of Omaha Bank. The interest rate on the facility is the 90 days LIBOR rate plus 3.75%, or 3.98% as of June 30, 2014.

Income tax expense/( benefit)

We recorded an income tax benefit from continuing operations of $2.0 million in fiscal 2013 compared to $0.7 million in income tax expense for the year ended June 30, 2014.

The income tax expense recognized for the year ended June 30, 2014 is a result of a change in the estimated amount of AMT receivable from the IRS.

The income tax benefit recognized in the year ended June 30, 2013 is due to the carry back of net operating losses incurred in the year ended June 30, 2013 year to the income tax paid during the year ended June 30, 2011. We have received the total benefit available to us from the carry back provisions.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
	2015	2014	2013

Cash provided by (used in) operating activities	$3,044,439	$(1,527,263)	$2,182,311
Cash used in investing activities	(20,097,069)	(21,575,457)	(17,405,124)
Cash provided by financing activities	12,571,190	17,455,009	9,050,000

Capital Resources

During the fiscal year ended June 30, 2015 our main source of liquidity was cash on hand, cash from operations, proceeds from our credit facility with Mutual of Omaha Bank and the liquidation of a portion of our derivative instruments.

During the year ended June 30, 2015 we drew down $13.0 million from our credit facility with Mutual of Omaha Bank and repaid $0.3 million. The current borrowing base is $19.0 million of which $18.7 million is drawdown as at September 11, 2015.

The credit facility includes the following financial covenants, tested on a quarterly basis:

•	Current ratio greater than 1:	June 2015 ratio was 1.6
•	Debt to EBITDAX (annualized) ratio no greater than 3.5	June 2015 ratio was 3.47
•	Interest coverage ratio minimum of 2.5:1	June 2015 ratio was 17.0

As at June 30, 2015 we were in compliance with all of these quarterly covenants.

In April 2015, we liquidated a portion of our derivative instruments due for settlement during 2015 for proceeds of $1.2 million.

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

During the fiscal year ended June 30, 2013, we conducted two registered direct equity offering and one rights offering. We issued 128,935,387 ordinary shares priced at 2.5 cents (Australian) each and 51,574,155 new warrants to raise US$3.35 million to investors in the United States in the two registered direct offerings. The warrants have an exercise price of 3.8 cents (Australian) and an expiry date of March 31, 2017.. We also issued 114,335,711 ordinary shares priced at 2.5 cents (Australian) each and 45,733,371 new warrants to raise $2.7 million in the rights offering to our existing shareholders. The warrants have an exercise price of 3.8 cents each (Australian) and an expiry of March 31, 2017.

During the fiscal year ended June 30, 2012, 39,913,038 1.5 Australian cent warrants were exercised for net proceeds of $0.6 million to us. The warrants were previously issued as part of a public rights offering conducted in October 2009.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity. Our capital expenditures remain dependent on us having the capital required to meet our planned expenditures. There is no guarantee that we will be able to fund all of our planned expenditures from our existing working capital or be able to raise the funds through the debt and equity markets. Our future success in growing proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring additional productive reserves.

2013, 2014 and 2015 Capital Expenditures

During the fiscal year ended June 30, 2015 we spent $17.6 million drilling and fracture stimulating 10 wells in our North Stockyard project and 1 well in our Rainbow project. We also spent $2.4 million continuing to work on the Bluff exploration well in our Hawk Springs project.

During the fiscal year ended June 30, 2014 we spent $13.8 million drilling and fracture stimulating 6 wells in our North Stockyard project. We have also spent $4.9 million on drilling operations associated with 4 wells in our North Stockyard project that have been partially drilled or are awaiting fracture stimulation and were not producing at year end. We also advanced $5.2 million to the operator of our North Stockyard property for wells being drilled and these funds were spent during the year ended June 30, 2015.

We have spent $0.7 million drilling the Bluff well in our Hawk Springs prospect. This well has been drilled but is not yet completed and is not producing to date. We have also spent $0.2 million drilling the Gladys well in our Rainbow project in North Dakota.

During the fiscal year ended June 30, 2013 we spent $14.6 million on capital expenditures (including capitalized exploration expenditure and work in progress) as set out in the following table.

	North Stockyard	South Prairie	Hawk Springs	Roosevelt
Salt Water Disposal facility	$1.5 million
In Fill Development wells	$6.3 million
Production equipment	$0.2 million
Land and seismic		$2.5 million
Exploration wells			$2.4 million
Land				$0.7 million

Estimated 2016 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2016 is estimated at $1.0 million.

We plan to deploy $0.8 million continue to test our exploration targets in our Hawk Springs project in Wyoming. We also plan to spend an additional $0.2 million drilling the Badger prospect in our South Prairie project in North Dakota. We plan to fund this expenditure through cash on hand and future cashflows.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. We will not be able to fund all of the planned expenditure from our existing working capital and there is no guarantee we will be able to raise the funds through the debt or equity markets.

Off-Balance Sheet Arrangements

At June 30, 2015, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at a cost of $75 an acre to us.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. The 3-D seismic is currently being designed to image these natural fractures. This project displays very robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well. Initial production rates are around 1,500 BOPD and decline rates are very modest.

Divestitures

In August 2013 we divested half our equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.6 million in cash and other consideration. We retained our full interest in in the currently producing wells in the North Stockyard field. As a consequence of the transaction we have terminated our rig contract with Frontier, with no penalty payment. Slawson is now the operator of the project going forward for the development of the undeveloped acreage. Along with the undeveloped acreage, we have also transferred our 25% working interest in the Billabong and Sail and Anchor wells, which were drilled but not completed at the time of the sale. The cash portion of the purchase price is subject to the delivery of a useable well bore in Billabong, valued in the agreement at $0.9 million and other customary post-closing adjustments. The workover operation was completed on the Billabong well during the year ended June 30, 2014, and Slawson has agreed to take over the well bore. This well commenced production during the year ended June 30, 2015.

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

During the year ended June 30, 2015 we expensed $8.1 million in exploration expenditure written off in relation to our Roosevelt project in Montana, $2.6 million in relation to our South Prairie project in North Dakota and $1.6 million in relation to our Hawk Springs project in Wyoming.

During the year ended June 30, 2014 we expensed $0.2 million with respect to a dry hole drilled in our South Prairie project in North Dakota.

During the year ended June 30, 2013 we expensed $7.4 million in exploration expenditure written off in relation to our Spirit of America II well in our Hawk Springs project in Wyoming.

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

We recorded impairment charges of $21.5 million, $0.1 million and $0.3 million for the years ended June 30, 2015, 2014 and 2013 respectively.

The charges in the fiscal year ended June 30, 2015, related to the poor performance in comparison to the high drilling costs of our Gladys well in our Rainbow project and a decrease in the value of our North Stockyard property as a direct result of the significant decrease in the oil price.

The charges in the fiscal year ended June 30 2014, related to the poor performance of our Abercrombie well in our Roosevelt project.

The charges in the fiscal year ended June 30, 2013 related to the poor performance of our Roosevelt Project wells – Riva Ridge, Abercrombie, Australia II and Gretel II.

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

Recently Issued Accounting Pronouncements

ASU 2015-01 Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. The amendments are effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2015.

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. These amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

ASU 2015-15, Presentation of Financial Statements – Going Concern (Subtopic 205 -40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 201-15 require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Until issuance of this pronouncement, the requirement to perform a going concern evaluation existed only in auditing standards. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. The amendments are effective for annual periods of all entities ending after December 15, 2016 and for interim periods within those fiscal years.

We have not yet begun to assess the impact of these standards on our financial reporting. However, we do not expect these changes to have a significant impact on our financial statements with the exception of additional disclosures.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 61 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in a Form 8-K filed on September 22, 2014, the Company’s Audit Committee conducted a competitive process to determine the Company's independent registered public accounting firm for the fiscal year ending June 30, 2015. As a result of this process, on September 18, 2014, the Committee approved the engagement of Hein & Associates LLP as the Company's independent registered public accounting firm for the fiscal year ending June 30, 2015. On the same date, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm, effective immediately.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”) as of June 30, 2015. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2015, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that, as of June 30, 2015, our internal control over financial reporting is effective based upon these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders’ meeting and is incorporated by reference in this report.

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2015 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 61.

Exhibits

Number	Description

3.1	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20-F filed on July 6, 2007, as amended by Form 20-F/A).

4.1	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.2	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).+

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011).+

10.10	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.11	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.12	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.13	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.14	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.15	Form of Subscription Agreement dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

10.16	First Amendment to Mutual of Omaha Credit Agreement dated November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2015).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of Hein & Associates LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Ryder Scott Company, L.P.

23.4	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

99.1	Report of Ryder Scott Company, L.P. Regarding the Registrant’s Reserves as of June 30, 2015.

99.2	Report of Netherland, Sewell & Associates, Inc. Regarding the Registrant’s Reserves as of June 30, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2015
Terence Barr

/s/ Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 15, 2015
Robyn Lamont

/s/ Victor Rudenno	Director	September 15, 2015
Victor Rudenno

/s/ Keith Skipper	Director	September 15, 2015
Keith Skipper

/s/ DeAnn Craig	Director	September 15, 2015
DeAnn Craig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Samson Oil & Gas Limited

We have audited the accompanying consolidated balance sheet of Samson Oil & Gas Limited and subsidiaries as of June 30, 2015, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado

September 15, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Samson Oil & Gas Limited:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2014 and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended June 30, 2014 present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and its subsidiaries at June 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Denver, Colorado

September 15, 2014

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,062,720	$6,846,394

Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	3,645,223	5,533,516
Prepayments	372,079	5,388,428
Fair value of derivative instruments	159,216	-
Short term deferred tax asset	-	84,946
Total current assets	6,239,238	17,853,284
PROPERTY, PLANT AND EQUIPMENT, AT COST

Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $44,273,976 and $21,219,361 at June 30, 2015 and June 30, 2014, respectively	29,715,540	34,430,793

Other property and equipment, net of accumulated depreciation and amortization of $553,428 and $421,443 at June 30, 2015 and June 30, 2014, respectively	248,521	365,566
Net property, plant and equipment	29,964,061	34,796,359
OTHER ASSETS
Unproved capitalized acreage	2,491,422	12,349,767
Capitalized exploration expense	1,388,798	3,382,650
Fair value of derivative instruments	101,269	-
Other	342,069	459,169
TOTAL ASSETS	$40,526,857	$68,841,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,678,915	$4,316,963
Accrued liabilities	1,999,344	3,261,674
Provision for annual leave	219,414	230,311
Fair value of derivative instruments	-	284,376
Total current liabilities	3,897,673	8,093,324
Fair value of derivative instruments	-	128,998
Asset retirement obligations	1,263,674	897,859
Credit facility	18,699,000	6,000,000
Deferred tax liability	-	84,946
Total liabilities	23,860,347	15,205,127

Commitments and contingencies (Note 12)	-	-

STOCKHOLDERS’ EQUITY
Common stock, 2,837,782,022 and 2,837,756,933 shares issued and outstanding at June 30, 2015 and 2014, respectively	104,491,774	104,535,894
Accumulated other comprehensive income	996,256	1,302,096
Accumulated deficit	(88,821,520)	(52,201,888)
Total stockholders’ equity	16,666,510	53,636,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,526,857	$68,841,229

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal year ended June 30,
	2015	2014	2013
REVENUES AND OTHER INCOME:
Oil sales	$12,460,171	$9,616,660	$5,028,050
Gas sales	834,835	1,001,341	772,073
Other liquids	-	627	3,985
Interest income	30,759	118,076	253,150
Gain on derivative instruments	3,112,268	-	-
Gain on sale of oil and gas properties	-	2,937,010	-
Other	137,857	66,893	211,736
TOTAL REVENUE AND OTHER INCOME	16,575,890	13,740,607	6,268,994

EXPENSES:
Lease operating expense	(6,117,217)	(4,105,809)	(3,466,339)
Depletion, depreciation and amortization	(6,920,945)	(2,992,649)	(1,975,932)
Impairment of oil and natural gas properties	(21,475,450)	(83,121)	(259,529)
Exploration and evaluation expenditure	(12,686,943)	(368,469)	(7,929,204)
Accretion of asset retirement obligations	(40,159)	(9,236)	(55,326)
General and administrative	(4,812,668)	(6,457,812)	(6,313,993)
Abandonment Expense	(404,485)	(726,427)	-
Loss on derivative instruments	-	(504,592)	-
Borrowing costs	(135,694)	(33,632)	-
Interest expense	(598,940)	(91,422)	-
TOTAL EXPENSES	(53,192,501)	(15,373,169)	(20,000,323)
Loss before income tax	(36,616,611)	(1,632,562)	(13,731,329)
Income tax (provision)/ benefit	(3,021)	(780,611)	2,010,280
Net loss	$(36,619,632)	$(2,413,173)	$(11,721,049)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation loss	(305,840)	(676,154)	(794,508)
Total comprehensive loss for the period	$(36,925,472)	$(3,089,327)	$(12,515,557)

Net loss per common share:
Basic – cents per share	(1.29)	(0.09)	(0.61)
Diluted – cents per share	(1.29)	(0.09)	(0.61)

Weighted average common shares outstanding:
Basic	2,837,777,322	2,558,418,209	1,935,438,970
Diluted	2,837,777,322	2,558,418,209	1,935,438,970

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

		Retained	Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Income (Loss)	Total Equity
Balance at July 1, 2012	$83,467,987	$(38,067,666)	$2,772,758	$48,173,079
Net loss	-	(11,721,049)	-	(11,721,049)
Foreign currency translation	-	-	(794,508)	(794,508)
Total comprehensive income for the period	-	(11,721,049)	(794,508)	(12,515,557)
Stock based compensation	199,437	-	-	199,437
Issue of share capital	9,409,451	-	-	9,409,451
Share issue costs	(359,091)	-	-	(359,091)
Balance at June 30, 2013	$92,717,784	$(49,788,715)	$1,978,250	$44,907,319
Net loss	-	(2,413,173)	-	(2,413,173)
Foreign currency translation	-	-	(676,154)	(676,154)
Total comprehensive loss for the period	-	(2,413,173)	(676,154)	(3,089,327)
Stock based compensation	86,245	-	-	86,245
Issue of share capital	12,777,720	-	-	12,777,720
Share issue costs	(1,045,855)	-	-	(1,045,855)
Balance at June 30, 2014	$104,535,894	$(52,201,888)	$1,302,096	$53,636,102
Net loss	-	(36,619,632)	-	(36,619,632)
Foreign currency translation	-	-	(305,840)	(305,840)
Total comprehensive loss for the period	-	(36,619,632)	(305,840)	(36,925,472)
Stock based compensation	-	-	-	-
Issue of share capital	880			880
Share issue costs	(45,000)	-	-	(45,000)
Balance at June 30, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2015	2014	2013
Cash flows from operating activities
Receipts from customers	$13,177,704	$8,411,998	$6,301,239
Cash received from commodity derivative financial instruments	2,275,026	-	-
Payments to suppliers & employees	(11,172,887)	(9,892,747)	(9,952,928)
Interest received	31,061	118,351	253,000
Interest paid	(481,714)	(60,780)	-
Income taxes paid	(107,135)	-	5,581,000
Payments for abandonment costs	(677,616)	(23,492)
Payments for derivative instruments	-	(80,593)
Net cash flows provided by/ (used in) operating activities	3,044,439	(1,527,263)	2,182,311
Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	5,192,819	-
Payments for plant & equipment	(20,249)	(66,845)	(24,000)
Cash receipts for cash calls	-	490,338
Payments for exploration and evaluation	(2,406,192)	(68,967)	(11,253,246)
Payments for oil and gas properties	(17,670,628)	(27,122,802)	(6,127,878)
Net cash flows used in investing activities	(20,097,069)	(21,575,457)	(17,405,124)
Cash flows from financing activities

Proceeds from issue of share capital	880	12,777,720	9,409,000
Proceeds from borrowings	13,000,000	6,000,000	-
Repayments of borrowings	(301,000)
Payments for costs associated with borrowings	(83,690)	(276,856)	-
Payments for costs associated with capital raising	(45,000)	(1,045,855)	(359,000)
Net cash flows provided by financing activities	12,571,190	17,455,009	9,050,000
Net decrease in cash and cash equivalents	(4,481,440)	(5,647,711)	(6,172,813)

Cash and cash equivalents at the beginning of the year	6,846,394	13,170,627	18,845,894
Effects of exchange rate changes on cash and cash equivalents	(302,234)	(676,522)	497,546
Cash and cash equivalents at end of year	$2,062,720	$6,846,394	$13,170,627

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include (1) oil and gas reserves; (2) cash flow estimates used in impairment tests of long–lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest derivative instruments; (8) certain accrued liabilities; (9) valuation of share-based payments, (10) income taxes and (11) carrying value of exploration and evaluation expenditure. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions through the date of this report for matters that may require recognition or disclosure in these financial statements.

Business Segment Information.   The Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and production of crude oil, natural gas and natural gas liquids. All of the Company's operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

Revenue Recognition and Gas Imbalances.   Revenues from the sale of natural gas and crude oil are recognized when the product is delivered at a fixed or determinable price, title has transferred and collectability is reasonably assured and evidenced by a contract. This generally occurs when oil or natural gas has been delivered to a refinery or a pipeline, or has otherwise been transferred to a customer's facilities or possession. Oil revenues are generally recognized based on actual volumes of completed deliveries where title has transferred. Title to oil sold is typically transferred at the wellhead.

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2015 or 2014.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2015	2014
Oil and natural gas sales	$3,224,595	$3,107,292
Cost recovery from drilling partners	275,148	1,496,218
Other	145,480	930,006
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2015 and 2014	$3,645,223	$5,533,516

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

Accruals.   The components of accrued liabilities for the years ended June 30, 2015 and 2014 are as follows:

	2015	2014
Bonus accrual	-	132,324
Other accruals	1,999,344	3,129,350
	$1,999,344	$3,261,674

The majority of other accruals in the current year relate to expenses incurred in relation to our exploratory well, Bluff, in our Hawk Springs project and other general accruals.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

Oil and Gas Properties

	2015	2014
Proved properties	$61,724,561	$41,166,960
Lease and well equipment	12,264,955	8,174,727
Work in progress	-	6,308,467
Less accumulated depreciation, depletion and impairment	(44,273,976)	(21,219,361)
	$29,715,540	$34,430,793

Unproved acreage	$2,491,422	$12,349,767

Capitalized exploration expense	$1,388,798	$3,382,650

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

In determining whether an unproved property is impaired, the Company considers numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent leaseholds, in-house geologists' evaluation of the lease, future reserve cash flows and the remaining lease term. The Company has capitalized leasehold acreage in relation to its Hawk Springs project in Goshen County, Wyoming, Roosevelt Project in Roosevelt County, Montana and South Prairie Project in Williston, North Dakota.

Work in progress

Work in progress relates to costs associated with the drilling of wells in Samson’s in fill development project in its North Stockyard field. These wells were not completed as at June 30, 2014. Work was completed on these wells during the year ended June 30, 2015 and we have no work in progress as at June 30, 2015.

Exploration and evaluation costs including capitalized exploration written off and dry hole expenses

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

If, after having capitalized expenditure under our policy, the Company concludes that it is unlikely to recover the expenditure by future exploitation or sale, then the relevant capitalized amount will be written off to the income statement.

During the fiscal year ended June 30, 2015 the Company expensed $8.1 million in relation to our Roosevelt project in Montana. During the year ended June 30, 2014 the Company entered into a farm out arrangement with respect to this property however due to the falling oil prices, the farm out partner failed to meet their obligations under the agreement. The Company does not plan to spend any additional capital in this project area and therefore have written off the previously capitalized exploration expenditure. The Company also wrote off $2.5 million with respect to its South Prairie project in North Dakota. A second dry hole was drilled in the area during the year ended June 30, 2015 and the decision was made to write off the costs capitalized with respect to this project. The Company also expensed $1.6 million with respect to its Hawk Springs project in Wyoming. These costs were associated with leases expiring during the year. The Company also expensed $0.4 million of general exploration expenditure, which was never capitalized to the Balance Sheet.

During the fiscal year ended June 30, 2014 the Company expensed $0.2 million with respect to our Matson #3-1 well in its South Prairie project in North Dakota. The well was plugged after no hydrocarbons were noted during the drilling of the well.

During the fiscal year ended June 30, 2013 the Company continued work on its Spirit of America 2 well in the Hawk Springs project in Goshen County, Wyoming. Three of the four potential completion zones were water saturated and therefore non-productive for hydro carbons. It is unlikely that the costs of the well will be recovered, and $7.4 million in previously capitalized exploration costs in relation to this well were written off during the fiscal year ended June 30, 2013.

Impairment

The Company recorded impairment charges of $21.5 million, $0.1 million and $0.3 million for the years ended June 30, 2015, 2014 and 2013 respectively.

The charges in the fiscal year ended June 30, 2015 related to the impact of the drop in the oil price on our Rainbow and North Stockyard projects in North Dakota.

The charges in the fiscal year ended June 30 2014 related to the continued poor performance of our Abercrombie well in our Roosevelt project.

The charges in the fiscal year ended June 30, 2013 related to the continued poor performance of our Roosevelt Project wells – Riva Ridge, Abercrombie, Australia II and Gretel II.

Other Property and Equipment.

Other property and equipment, which includes leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight–line method over the estimated useful lives of the related assets, ranging from 3 to 25 years.

Depreciation and amortization expense for the years ended June 30, 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.1 million, respectively.

Other property and equipment consists of the following at June 30:

	2015	2014

Furniture, fittings and equipment	$801,949	$787,009
Less accumulated depreciation	(553,428)	(421,443)
	$248,521	$365,566

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

Environmental.   The Company is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations, which regularly change, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non–capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally recorded at their undiscounted amounts unless the amount and timing of payments is fixed or reliably determinable. The Company is not aware of any material noncompliance with existing laws and regulations.

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

Earnings per Share.   Basic earnings (loss) per share are calculated by dividing net earnings (loss) attributable to common stock by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net earnings (loss) by the weighted average number of shares outstanding including all potentially dilutive common shares. In the event of a net loss, no potential common shares are included in the calculation of shares outstanding since the impact would be anti-dilutive.  When the Company records a net loss, none of the loss is allocated to the unexercised stock options since the securities are not obligated to share in Company losses. Consequently, in periods of net loss, outstanding options will have no dilutive impact to the Company’s basic earnings per share.

The following potential common shares relating to options and warrants have been excluded from the calculation of diluted earnings per share as the related impact was anti-dilutive.

	Year ended June 30,
	2015	2014	2013
Dilutive	-	-	-
Anti–dilutive	357,099,676	298,127,947	142,694,297

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

Foreign Currency Translation.   The functional currency of Samson Oil & Gas Limited (Parent Entity) is Australian dollars, the reason for this being the majority of cash flows of the Parent Entity are denominated in Australian dollars. The functional and presentation currency of Samson Oil & Gas USA, Inc. (subsidiary) is U.S dollars. The presentation currency of the Consolidated Entity is U.S. dollars.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, which updates authoritative guidance for derivatives and hedging instruments, specifically in determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.  This guidance is effective for the annual period beginning after December 15, 2015; early adoption is permitted.  The Company is currently evaluating the impact of this new standard; however, the Company does not expect adoption to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, as a result of the FASB's recent decision to defer the effective date by one year. We are currently evaluating the method of adoption and impact this standard will have on our consolidated financial statements and related disclosures.

2.	SALES OF PROPERTIES

In August 2013, as part of the Company’s broader financing plan, to ensure it participation in the full development of the North Stockyard project, Samson divested half its equity position in the undeveloped acreage in the North Stockyard project to Slawson Exploration Company Inc. for $5.6 million in cash and other consideration recognizing a gain of $2.5 million. The Company retained its full interest in the currently producing wells in the North Stockyard field. As a consequence of the transaction Samson also terminated its rig contract with Frontier, with no penalty payment. Slawson are now the operator of the project going forward for the development of the undeveloped acreage.

Along with the undeveloped acre age, we have also transferred 25% working interest in the drilled but not yet completed Billabong and Sail & Anchor wells, leaving the Company with a 25.026% working interest in each well. The cash portion of the purchase price was subject to the delivery of a useable well bore in Billabong, valued in the purchase and sale agreement at $0.9 million. This wellbore was delivered in June 30, 2014 and $0.9 million was received by the Company in July 2014. As result of this transaction, Slawson became the operator of the North Stockyard project going forward.

In April 2014, the Company sold its interests in Rennerfeldt 1-13H and Rennerfeldt 2-13H in its North Stockyard project in North Dakota to the operator of the project for $0.2 million, resulting in a $0.2 million gain. The Company had made cash prepayments with respect to these wells to the operator, which were applied to new wells that it was participating in.

In March 2014, the Company finalized the sale of its Deep Draw well in Campbell County, Wyoming for cash of $0.2 million, resulting in a $0.2 million gain. This well had been previously fully impaired and had no value.

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

At June 30, 2015, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

All of the Company’s derivative contracts are with the same counterparty and are shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with Mutual of Omaha Bank, the provider of the Company’s credit facility. As such no collateral is required by the counterparty.

At 30 June, 2015 the Company’s open derivative contracts consisted of the following:

Oil Price Collars – WTI	Volumes (bbls)	Floor US$	Ceiling US$
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps – WTI	Volumes (bbls)	Price US$
July 2015 - December 2015	8,765	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Three Way Swaps - WTI	Volumes (bbls)	Ceiling US$	Sub Floor US$	Floor US$
July 2015- December 2015	55,200	70.25	32.50	45.00
January 2016 - December 2016	27,450	80.00	40.00	55.00
January 2016 – December 2016	36,600	-	67.50	82.50

At June 30, 2014 the Company’s open derivative contracts consisted of the following:

Oil Price Collars - WTI	Volumes (bbls)	Floor US$	Ceiling US$
July 2014- December 2014	10,473	90.00	99.30
January 2015 - December 2015	18,270	85.00	89.85
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps - WTI	Volumes (bbls)	Price US$
July 2014- December 2014	10,473	105.00
January 2015 - December 2015	18,270	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Swaps - WTI	Volumes (bbls)	Avg Price US$
July 2014- December 2014	27,048	99.46
January 2015 - December 2015	39,791	92.61

During the year ended June 30, 2015, the Company recognized $3,112,268 in the Statement of Operations in gain on derivative instruments. During the year ended June 30, 2014 the Company recognized $504,592 in loss on derivative instruments in the Statement of Operations. As of June 30, 2015, its derivative instruments were valued at $159,216 recorded as current asset and $101,269 recorded as a non-current asset.

See Note 4 for additional fair value disclosures about the Company’s oil derivatives.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and 2014.

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$2,062,720	$-	$-	$-	$2,062,720
Derivative Instruments	-	379,540	-	(220,324)	159,216

Non-Current Assets:
Derivative Instruments	-	298,703	-	(197,434)	101,269

Current Liabilities
Derivative Instruments	-	220,324	-	(220,324)	-

Non-Current Liabilities:
Derivative Instruments		197,434		(197,434)	-

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$6,846,394	$-	$-	$-	$6,846,394
Derivative Instruments	-	56,380	-	(56,380)	-

Non-Current Assets:
Derivative Instruments	-	61,493	-	(61,493)	-

Current Liabilities
Derivative Instruments	-	340,756	-	(56,380)	284,376

Non-Current Liabilities:
Derivative Instruments		190,491		(61,493)	128,998

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Fair value may be estimated using comparable market data, a discounted cash flow method, or a combination of the two. The Company utilizes the discounted cash flow method; estimated future cash flows are based on management’s expectations for the future and include estimates of future oil and gas production, commodity prices based on published forward commodity price curves as of the date of the estimate, operational costs, and a risk–adjusted discount rate. The fair value measurement was based on Level 3 inputs.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2015 and 2014:

	2015	2014
Asset retirement obligations at beginning of period	$1,775,792	$868,589
Liabilities incurred or acquired	672,339	921,459
Liabilities settled	(677,616)	(23,492)
Disposition of properties	-	-
Accretion expense	40,159	9,236
Asset retirement obligations at end of period	1,810,674	1,775,792

Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(547,000)	(877,933)
Long-term asset retirement obligations	$1,263,674	$897,859

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 10%.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2015	2014	2013
Current:
Federal	$2,821	$777,804	$(2,035,992)
State	200	2,807	25,712
	3,021	780,611	(2,010,280)
Deferred:
Federal	-	-	-
State	-	-	-
Total income tax provision (benefit)	$3,021	$780,611	$(2,010,280)

A reconciliation of the income tax provision (benefit) computed by applying the Australian federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2015	2014	2013
Income tax expense (benefit) at federal statutory rate	$(10,984,983)	$(489,769)	$(4,114,908)
State income taxes	(472,583)	(14,204)	(170,787)
Alternative minimum tax	2,821	777,804	-
Other adjustments - true up of deferred balances	(1,101,884)	1,158,743	(738,970)
Other - change in deferred tax rate	60,666	(154,175)	-
Other	(1,562,274)	32,326	(485,099)
Valuation allowance	14,061,757	(530,114)	3,499,484

	$3,021	$780,611	$(2,010,280)

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2015	2014
Deferred income tax assets:

Net operating losses	$25,995,717	$16,571,685

Asset retirement obligation	458,869	655,050
Annual leave	71,309	60,873
Abandonment limitation	145,000	142,664
Accrued bonus	64,789	48,811
Charitable contributions	862	876
AMT credit	780,443	777,804
Share based compensation	500,844	500,844
Oil and Gas Property	157,631	-
Derivative liability	-	152,481
Valuation allowance	(28,080,876)	(14,019,119)
Deferred income tax liabilities:
Commodity liability	(94,588)	-
Amortization - loan costs	-	-
Oil and gas property	-	(4,891,969)

Net deferred income tax assets (liabilities)	-	-
Net current deferred tax asset	-	84,946
Noncurrent deferred tax liability	$-	$(84,946)

The following table summarizes the activities for the Company’s valuation allowance for the years ended:

	June 30
	2015	2014	2013
Deferred Income Tax Valuation Allowance
Balance at July 1	14,019,119	14,549,234	$13,073,017
Additions (reductions) to deferred income tax expense	14,061,757	(530,115)	1,476,217
Balance at June 30	28,080,876	14,019,119	$14,549,234

The income tax expense recognized in the prior year is a result of a change in the estimated amount of AMT receivable from the IRS.

The Company has tax losses carried forward arising in Australia of $13,316,288 (2014: $11,040,667).  The benefit of these losses of $3,994,887(2014: $3,312,200) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $61,688,535 (2014: $36,755,473).  The current year utilization carried back to prior years, is approximately $nil (2014: $nil). The 2000-2005 years are limited to an estimated $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005.  NOL’s generated after this ownership change are not limited due to any known ownership changes. If not utilized, the tax net operating losses will expire during the period from 2020 to 2035

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $29,217,044 (2014: $20,927,764) of State carried forward tax losses, with expiry dates between June 2015 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

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

The Company adopted the uncertainty provision of FASB ASC Topic 740, "Income Taxes" and has analyzed filing positions in all federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in this jurisdiction. Most uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company's effective tax rate in future periods. The Company anticipates that no additional uncertain tax positions will be recognized within the next twelve months. Our policy is to recognize any interest and penalties related to the unrecognized tax benefits in income tax expense. In our major tax jurisdictions, the earliest years remaining open to examination are as follows US - 6/30/1996 due to the usage of net operating losses from that period. If recognized, these uncertain tax positions would impact the Company's effective income tax rate. A reconciliation of the beginning and ending amount of gross uncertain tax positions is as follows:

	2015	2014

Total gross uncertain tax positions at beginning of year	$107,524	$105,000
Additions / Reductions for tax positions of prior years	-	2,524
Additions / Reductions for tax positions of current year	-	-
Reductions due to settlements with taxing authorities	(107,524)	-
Reductions due to lapse of statute of limitations	-	-
Total amount of gross uncertain tax positions at end of year	$-	$107,524

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. We have reached a settlement with the State of North Dakota for a payment of $107,524, which was paid in July 2014.

7.	COMMON STOCK

	Consolidated Entity
	2015	2014
2,837,782,022 ordinary fully paid shares including shares to be issued	$104,491,774	$104,535,894
(2014 –2,837,756,933 ordinary fully paid shares including shares to be issued)

Movements in contributed equity for the year	2015		2014		2013
	No. of shares	$	No. of shares	$	No. of shares	$
Opening balance	2,837,756,933	104,535,894	2,229,165,163	92,717,784	1,771,891,827	83,467,987
Capital raising (i)	-	-	608,562,986	12,776,715	243,271,098	6,066,792
Shares issued upon exercise of options (ii)	25,089	880	28,784	1,005	214,002,238	3,342,659
Stock based compensation (options issued)	-	-	-	86,245	-	199,437
Transaction costs incurred	-	(45,000)	-	(1,045,855)	-	(359,091)
Shares on issue at balance date	2,837,782,022	104,491,774	2,837,756,933	104,535,894	2,229,165,163	92,717,784

(i)

Equity raised during the fiscal year ended June 30, 2014

In August 2013, we issued 318,452,166 ordinary shares and 132,380,866 warrants at a purchase price of $0.02 cents per share and 0.4 of a warrant to raise $7.3 million in a private placement to certain institutional investors.

In April 2014, we issued 290,110,820 ordinary shares and 87,033,246 warrants at a purchase price of $0.02 cents per share and 0.3 of a warrant to raise $5.4 million in a private placement to certain investors.

Equity raised during the fiscal year ended June 30, 2013

In June 2013, we completed a rights offering and issued 114,335,711 ordinary shares and 45,733,371 warrants at a purchase price of $0.02 cents per share and 0.4 of a warrant to raise $2.7 million.

In April 2013, we issued 19,182,812 ordinary shares 7,673,125 warrants at a purchase price of $0.026 cents per share and 0.4 of a warrant to raise $0.5 million in a private placement to certain institutional investors.

In March 2013, we issued 109,752,575 ordinary shares and 43,901,030 warrants at a purchase price of $0.0259 cents per share and 0.4 of a warrant to raise $2.9 million in a private placement to certain institutional investors.

(ii)	During the course of the year the Company issued 25,089 (2014: 28,784) ordinary shares upon the exercise of 25,089 (2014: 28,784) options.

The exercise price of 25,089 (2014: 28,784) of the options exercised was A$0.038 cents per share/US$0.035 cents per shares (average price based on the exchange rate on the date of exercise) (2014:A$0.038/US$0.035 cents per share) to raise US$880 (2014: US$1,005).

During the year ended 2013, the Company issued 214,002,238 ordinary shares upon the exercise of 214,002,238 options. The exercise price was A$0.015/US$0.015 to raise US$3.3 million.

8.	CASH FLOW STATEMENT

	Year ended June 30
	2015	2014	2013
A reconciliation of the net loss to the net cash (used in)/provided by operations is as follows:

Net loss after tax	$(36,619,632)	$(2,413,173)	$(11,721,049)
Depreciation	6,920,945	2,992,649	1,975,932
Accretion of asset retirement obligations	40,159	9,236	55,326
Share based payments	-	86,245	199,437
Exploration and evaluation expenditures	12,686,943	368,469	7,929,204
Impairment losses of oil and gas properties	21,475,450	83,121	259,529
Borrowing costs	135,694	33,632	-
Change in fair value of derivative instruments	(673,859)	423,999	-
Gain on sale of assets	-	(2,937,010)	-
Abandonment costs	404,485	726,427	-

Changes in assets and liabilities:

(Increase)/decrease in receivables	667,223	(1,376,522)	3,601,100
(Decrease)/Increase in employee benefits	(10,897)	(12,057)	7,832
(Decrease)/Increase in payables	(1,982,072)	487,721	(125,000)

NET CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES	$3,044,439	$(1,527,263)	$2,182,311

9.	CREDIT FACILITY

	June 30,
	2015	2014
Credit facility at beginning of period	$6,000,000	$-
Cash advanced under facility	13,000,000	6,000,000
Repayments	(301,000)	-
Credit facility at end of period	$18,699,000	$6,000,000
		-
Funds available for drawdown under the facility	301,000	-

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank. The current borrowing base is $19.0 million, of which approximately $18.7 million is drawn at Balance Date. The next borrowing base redetermination is expected to be completed in October 2015 based on June 30, 2015 reserves information. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 4.02% at June 30, 2015.

All of our assets are pledged as collateral under this facility.

The credit facility includes the following financial covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of 2.5:1

As at June 30, 2015 we were in compliance with all of these quarterly covenants.

The credit facility also includes an annual cap on general and administrative expenditure of $6.0 million per year. The first test for this covenant was for the year ended December 31, 2014 and was met.

We incurred $0.3 million in borrowing costs which have been deferred and will be amortized over the life of the facility.

10.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

To convert June 30, 2015 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2015, 2014 and 2013 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.768, 0.942 and 0.925 U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

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

No options were issued during the year ended June 30, 2015 as share based payments.

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

Options issued during the year ended June 30, 2012

In July 2011, 4,000,000 stock options were granted under the Samson Oil & Gas Limited Stock Option Plan to an employee of the Company.  These options have an exercise price of 16.4 cents (Australian) and an expiry date of December 31, 2014. One third of these stock options vested on July 31, 2011.  Another third vested on July 31, 2012, the remaining third vested on July 31, 2013, as provided the employee was still employed by the Company on those dates. These options expired unexercised on December 31, 2014.

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

At the end of the year there were 324,667,765 (2014: 389,192,854) unissued ordinary shares in respect of which options were outstanding. Option holders do not have any right by virtue of the option to participate in any share issue of the Company.

The Company recognized total share–based compensation which was recognized within general and administrative expense as follows:

	Year ended June 30
	U.S. Dollar
	2015	2014	2013
Share-based compensation expensed	$-	$86,245	$199,436

As of June 30, 2015, there was US$Nil unrecognized compensation cost related to stock options.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2015, 2014 and 2013 (all values in AUD unless otherwise noted):

	2015			2014		2013
			Aggregate
			Intrinsic
		Weighted	Value of		Weighted		Weighted
		Average	Options/Warrants		Average		Average
		Exercise	cents		Exercise		Exercise
		Price – cents	(AUD)		Price – cents		Price – cents
	Number	(AUD)	(1)	Number	(AUD)	Number	(AUD)

Outstanding, start of period	389,192,854	0.046		166,807,526	0.06	301,499,902	0.04
Granted	-	-		223,414,112	0.036	97,307,526	0.038
Exercised	(25,089)	0.038		(28,784)	0.038	(214,002,238)	0.015
Cancelled/expired	(64,500,000)	0.09		(1,000,000)	0.200	(17,997,664)	0.013
Outstanding, end of period	324,667,765	0.038	(0.02)	389,192,854	0.046	166,807,526	0.06
Exercisable, end of period	324,667,765	0.038		389,192,854	0.046	165,474,192	0.06

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

All warrants are immediately exercisable upon grant.

The aggregate intrinsic value of options exercised in 2015, 2014 and 2013 was (AUD592), (AUD341) and AUD4,739,926, respectively.

Additional information related to options outstanding at June 30, 2015 is as follows (outstanding):

	Options/Warrants Outstanding			Options/Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life - years	Prices	Exercisable	Life	Prices
3.8 cents	229,634,519	1.75	0.038	229,634,519	1.75	0.038
3.3 cents	87,033,246	2.83	0.033	87,033,246	2.83	0.033
3.9 cents	4,000,000	2.42	0.039	4,000,000	2.42	0.039
15.5 cents	4,000,000	0.33	0.155	4,000,000	0.33	0.155

	324,667,765			324,667,765

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2015, 2014 or 2013.

12.	COMMITMENTS

Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Asset retirement obligations (1)	$1,810,674	$547,000	$-	$-	$-	$-	$1,263,674
Leases (2)	136,302	126,008	10,294	-	-	-	-
Drilling carry - Rainbow Project	400,000	400,000	-	-	-	-	-
Credit Facility (3)	18,699,000	-	18,699,000	-	-	-	-
Total	21,045,976	1,073,008	18,709,294	-	-	-	1,263,674

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2015 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.

(2)	Leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.
(3)	Excludes variable rate debt interest payments related to the Company’s credit facility. The interest rate is LIBOR plus 3.75% or approximately 4.02% at June 30, 2015.

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2015, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $126,008 in 2016, and $10,294 in 2017, and $nil thereafter. Net rent expense incurred for office space was $ 139,599, $212,715 and $285,427 in 2015, 2014 and 2013, respectively.

13.	CONTINGENCIES

There are no unrecorded contingent assets or liabilities in place for the Company at June 30, 2015 (2014: Nil).

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

14. SUBSEQUENT EVENTS

There have been no material subsequent events through the date of filing.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended June 30, 2015 and 2014 (except per share data):

	Three Months Ended
	June 30, 2015	March 31, 2015	Dec 31, 2014	Sep 30, 2014
Year ended June 30, 2015:
Revenues	$4,475,079	$3,041,563	$5,009,633	$4,049,615
(Loss)/income from operations	(21,159,764)	(1,944,025)	(2,538,571)	(10,974,251)
Tax (expense)/benefit	(3,021)	-	-	-
Net (loss)/income	(21,162,785)	(1,944,025)	(2,538,571)	(10,974,251)
Basic (loss)/earnings per common share – cents per share	(0.70)	(0.07)	(0.09)	(0.43)
Diluted (loss)/earnings per common share – cents per share	(0.70)	(0.07)	(0.09)	(0.43)

	Three Months Ended
	June 30, 2014	March 31, 2014	Dec 31, 2013	Sep 30, 2013
Year ended June 30, 2014:
Revenues	$5,285,679	$3,144,660	$1,372,377	$3,937,891
Loss from operations	(730,661)	(381,268)	(1,380,124)	859,491
Tax (expense)/benefit	(780,611)	-	-	-
Net (loss)/income	(1,511,272)	(381,268)	(1,380,124)	859,491
Basic loss per common share – cents per share	(0.05)	(0.01)	(0.05)	0.04
Diluted loss per common share – cents per share	(0.05)	(0.01)	(0.05)	0.04

16.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

Oil and Gas Reserves

The information set forth below regarding the Company’s oil and gas reserves, for the year ended June 30, 2015, 2014 and 2013 was prepared by Ryder Scott Company L.P., an independent reserve engineering firm. The CEO reviews all reserve reports. All reserves are located within the continental United States.

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

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2015	2014	2013
Work in progress	-	2,991,622	6,344,040
Development	18,339,362	17,401,377	2,026,984
Exploration costs	1,449,750	1,080,925	3,911,191
Undeveloped capitalized acreage	23,130	-	2,352,125
Total costs incurred	$19,812,242	$21,473,924	$14,634,340

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

	Year ended June 30, 2015			Year ended June 30, 2014			Year ended June 30, 2013
	Oil	Gas	Total	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	1,478	1,763	1,773	1,452	1,845	1,761	770	1,352	996
Revisions of previous quantity estimates	(376)	(547)	(467)	(179)	(187)	(210)	227	27	232

Extensions and discoveries	414	193	446	400	387	465	153	198	186
Sale of reserves in place	-	-	-	(89)	(99)	(106)	-	-	-
Acquisitions	-	-	-	-	-	-	364	435	437
Production	(231)	(226)	(269)	(106)	(183)	(137)	(62)	(167)	(90)
End of year	1,285	1,183	1,483	1,478	1,763	1,773	1,452	1,845	1,761
Proved developed producing reserves	1,285	1,183	1,483	1,002	1,277	1,216	454	784	586

Proved undeveloped reserves	-	-	-	476	486	557	998	1,061	1,175
Total proved reserves	1,285	1,183	1,483	1,478	1,763	1,773	1,452	1,845	1,761

Proved developed producing reserves at June 30, 2012 were 419 Mbbls of oil and 927 MMcf of gas. Proved undeveloped reserves at June 30, 2012 were 351 Mbbls of oil and 425 MMcf of gas.

During the year ended June 30, 2014 the increase in extensions and discoveries relates to the drilling of our wells which were not previously PUD locations. We also converted three PUD locations to PDP wells.

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

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2015, 2014, 2013, 2012, and 2011 and costs in effect at the end of the periods indicated.  The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2015, 2014, 2013, 2012 and 2011  were $4.30, $7.69, $5.89, $5.16 and $4.61 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2015, 2014, 2013, 2012 and 2011 were $59.64, $91.63, $84.54, $83.93 and $81.04 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

During the year ended June 30, 2015 we converted two PUD locations to PDP locations. We also drilled and completed eight other wells that were not recorded as PUD’s at June 30, 2014. At June 30, 2015 we have no PUD locations in our reserve value.

During the year ended June 30, 2014 we converted three PUD locations to PDP locations. We also drilled and completed four additional wells which were recorded as PDP wells at year end. We also completed drilling one PUD location. We also commenced drilling a PUD location prior to year end. This well was completed subsequent to year end. Both of these wells were converted to PDP locations during the year ended June 30, 2015.

During the year ended June 30, 2013 we recognized four additional proved undeveloped drilling locations with respect to our Rainbow Project, the estimated cost to develop these locations is $16.4 million.

Samson believes that reflecting the impact of future income taxes in its SMOG calculation is appropriate under the circumstances because many other public companies disclose the impact of future impact taxes, making Samson’s SMOG more readily comparable with that disclosed by those other companies.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2015	2014	2013	2012	2011
Future cash inflows	$72,900	$148,975	$133,589	$71,655	$46,250
Future production costs	(22,403)	(43,009)	(44,672)	(29,321)	(16,046)
Future development costs	(38)	(12,461)	(29,012)	(10,198)	(917)
Future income taxes	-	(21,819)	(12,050)	(5,524)	(4,357)
Future net cashflows	50,549	71,686	47,855	26,612	24,930
10 % discount	(16,206)	(29,093)	(26,012)	(13,274)	(10,207)
Standardized measure of discounted future net cash flows relating to proved reserves	$34,253	$42,593	$21,843	$13,338	$14,723

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2015, June 30, 2014 and June 30, 2013 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2015	2014	2013
Beginning of year	$42,593	$21,843	$13,338

Sales of oil and gas produced during the period, net of production costs	(7,178)	(6,513)	(2,338)
Net changes in prices and production costs	(22,610)	4,689	8,027
Previously estimated development costs incurred during the period	1,898	22,100	-
Changes in estimates of future development costs	-	(6,829)	(18,814)
Extensions and discoveries	11,266	19,833	5,892
Revisions of previous quantity estimates and other	(6,197)	(5,727)	7,419
Sale of reserves in place	-	(1,558)	-
Purchase of reserves in place	-	-	11,664
Change in future income taxes	11,809	(6,484)	(6,526)
Accretion of discount	5,440	2,666	1,334
Other	(2,768)	(1,427)	1,847
Balance at end of year	$34,253	$42,593	$21,843

The impact of income taxes has not been included in the current year as net operating losses and the tax basis of the assets exceed the future cashflows.

The impact of changes in estimates of future development costs have been included in revisions of previous quantity estimates as they relate to loss of PUD’s in the current pricing environment.