Form 10-K/A
period 2015-06-30
Samson Oil & Gas LTD
filed 2015-09-16
CIK 1404079

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

EXPLANATORY NOTE

Samson Oil & Gas Limited is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on September 15, 2015 (the “Form 10-K”), for the sole purpose of amending the text included in Section 9A (Controls and Procedures) to include the conclusions of our principal executive and principal financial officers about the effectiveness of the company’s disclosure controls and procedures.

This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2015. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

Item 15.	Exhibits and Financial Statement Schedules

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Robyn Lamont
Name:	Robyn Lamont
Title:	Chief Financial Officer
Date:	September 16, 2015