Form 10-Q
period 2015-09-30
Samson Oil & Gas LTD
filed 2015-11-16
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 2,837,834,301 ordinary shares outstanding as of November 13, 2015.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2015

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

Part I — Financial Information

 Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	30-Sep-15	30-Jun-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,113,600	$2,062,720
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	1,859,799	3,645,223
Prepayments	403,951	372,079
Fair value of derivative instrument	509,543	159,216
Total current assets	4,886,893	6,239,238
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $45,843,355 and $44,273,976 at September 30, 2015 and June 30, 2015, respectively	28,378,114	29,715,540
Other property and equipment, net of accumulated depreciation and amortization of $555,308 and $553,428 at September 30, 2015 and June 30, 2015, respectively	192,280	248,521
Net property, plant and equipment	28,570,394	29,964,061
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	103,862	101,269
Undeveloped capitalized acreage	2,312,751	2,491,422
Capitalized exploration expense	1,368,826	1,388,798
Other	248,971	342,069
TOTAL ASSETS	$37,491,697	$40,526,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,945,898	$1,678,915
Accruals	371,274	1,999,344
Provision for annual leave	193,051	219,414
Credit facility	18,699,000	-
Total current liabilities	21,209,223	3,897,673
NON CURRENT LIABILITIES
Asset retirement obligations	1,779,432	1,263,674
Credit facility	-	18,699,000
TOTAL LIABILITIES	22,988,655	23,860,347
STOCKHOLDERS’ EQUITY – nil par value 2,837,834,301 (equivalent to 14,189,172 ADR’s) and 2,837,782,022 (equivalent to 14,188,910 ADR’s) ordinary shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	104,493,249	104,491,774
Accumulated other comprehensive income	925,472	996,256
Accumulated deficit	(90,915,679)	(88,821,520)
Total stockholders’ equity	14,503,042	16,666,510
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,491,697	$40,526,857

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended
	30-Sep-15	30-Sep-14
REVENUES AND OTHER INCOME:
Oil sales	$2,422,583	$3,003,145
Gas sales	216,747	255,050
Other liquids	1,346	-
Interest income	1,535	9,639
Gain on derivative instruments	372,552	781,570
Other	17,637	211
TOTAL REVENUE AND OTHER INCOME	3,032,400	4,049,615

EXPENSES:
Lease operating expense	(1,728,729)	(1,459,922)
Depletion, depreciation and amortization	(1,483,732)	(955,061)
Impairment expense	(120,022)	(33,396)
Abandonment expense	-	(135,767)
Exploration and evaluation expenditure	(493,068)	(11,103,416)
Accretion of asset retirement obligations	(14,888)	(7,923)
Amortization of borrowing costs	(35,486)	(33,160)
Interest expense	(190,039)	(83,942)
General and administrative	(1,060,595)	(1,211,279)
TOTAL EXPENSES	(5,126,559)	(15,023,866)

Loss from operations	(2,094,159)	(10,974,251)
Income tax benefit	-	-
Net loss	(2,094,159)	(10,974,251)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation loss	(70,784)	(128,710)
Total comprehensive loss for the period	$(2,164,943)	$(11,102,961)

Net loss per ordinary share from operations:
Basic – cents per share	(0.07)	(0.43)
Diluted – cents per share	(0.07)	(0.43)

Weighted average ordinary shares outstanding:
Basic	2,837,823,386	2,547,627,193
Diluted	2,837,823,386	2,547,627,193

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary		Comprehensive	Stockholders
	Shares	(Accumulated Deficit)	Income	Equity
Balance at June 30, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510
Net loss	-	(2,094,159)	-	(2,094,159)
Foreign currency translation loss, net of tax of $nil	-	-	(70,784)	(70,784)
Total comprehensive loss for the period	-	(2,094,159)	(70,784)	(2,164,943)
Exercise of options	1,475	-	-	1,475
Balance at September 30, 2015	$104,493,249	$(90,915,679)	$925,472	$14,503,042

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	30-Sep-15	30-Sep-14
Cash flows (used in)/provided by operating activities
Receipts from customers	$4,232,135	$4,868,740
Payments to suppliers & employees	(2,631,047)	(2,740,845)
Interest received	1,556	9,639
Proceeds from/(Payments for)derivative instruments	19,632	(374)
State income taxes paid	-	(107,135)
Net cash flows provided by operating activities	1,622,276	2,030,025
Cash flows used in investing activities
Payments for plant & equipment	-	(21,542)
Payments for exploration and evaluation	(299,136)	(2,684,079)
Payments for oil and gas properties	(998,516)	(5,629,936)
Net cash flows used in investing activities	(1,297,652)	(8,335,557)
Cash flows provided by financing activities
Proceeds from the exercise of options	1,475	844
Proceeds from borrowings	-	5,000,000
Borrowing costs	-	(75,000)
Interest paid	(204,948)	(29,485)
Net cash flows (used in)/provided by financing activities	(203,473)	4,896,359
Net increase/(decrease) in cash and cash equivalents	121,151	(1,409,173)
Cash and cash equivalents at the beginning of the fiscal period	2,062,720	6,846,394
Effects of exchange rate changes on cash and cash equivalents	(70,271)	(132,565)
Cash and cash equivalents at end of fiscal period	$2,113,600	$5,304,656

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

The Company’s Consolidated Financial Statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s audited financial statements as of and for the year ended June 30, 2015. The year-end Consolidated Balance Sheet presented herein was derived from audited Consolidated Financial Statements, but does not include all disclosures required by GAAP.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report (“Form 10-K”).

Accruals.   Accrued liabilities at September 30, 2015 and June 30, 2015 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at September 30, 2015 and June 30, 2015 consists primarily of cash advanced to the operators of our South Prairie exploration project for a future exploration well and insurance premiums paid in advance for the year. The exploration well spud in October 2015.

Recent Accounting Standards

There are no new accounting pronouncements that have not been adopted by the Company as of September 30, 2015 that will have a material effect on the Company’s financial statements.

2. Income Taxes

The Company has cumulative net operating losses (“NOLs”) that may be carried forward to reduce taxable income in future years.  The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been a change in ownership as described in Internal Revenue Code Section 382.  The Company’s prior year NOLs are limited by IRC Section 382.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended
	30-Sep-15	30-Sep-14
Dilutive	-	-
Anti–dilutive	324,626,401	302,178,528

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended
	30-Sep-15	30-Sep-14
Net income (loss)	$(2,094,159)	(10,974,251)

Basic weighted average ordinary shares outstanding	2,837,823,386	2,547,627,193
Basic earnings per ordinary share – cents per share	(0.07)	(0.43)
Diluted earnings per ordinary share – cents per share	(0.07)	(0.43)

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

The liabilities settled in the three months to September 30, 2014 relate to work performed to plug and abandon three wells in our Greens Canyon prospect in Wyoming. These wells were drilled 10 years ago and did not produce economic quantities of hydrocarbons. The liabilities settled in the quarter ended September 30, 2015 relates to the plugging of one well in our North Stockyard property, the Harstad. This well’s performance was sub-optimal and experienced high levels of hydrogen sulphide.

The following table summarizes the activities for the Company’s asset retirement obligations for the three months ended September 30, 2015 and 2014:

	Three months ended
	30-Sep-15	30-Sep-14
Asset retirement obligations at beginning of period	$1,810,674	$1,775,792
Liabilities incurred or acquired	-	20,905
Liabilities settled	(46,130)	(710,561)
Disposition of properties	-	-
Accretion expense	14,888	7,923
Asset retirement obligations at end of period	1,779,432	1,094,059
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$1,779,432	$1,094,059

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and June 30, 2015.

	Carrying value at September 30, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at September 30, 2015
Current Assets:
Cash and cash equivalents	$2,113,600	$2,113,600	$-	$-	$-	$2,113,600
Derivative Instruments	509,543	-	1,099,522	-	(589,979)	509,543

Non Current Assets
Derivative Instruments	103,862	-	296,445		(192,583)	103,862

Current Liabilities
Derivative instruments	-	-	589,979	-	(589,979)	-

Non Current Liabilities
Derivative Instruments	-	-	192,583		(192,583)	-

	Carrying value at June 30, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2015
Current Assets:
Cash and cash equivalents	$2,062,720	$2,062,720	$-	$-	$-	$2,062,720
Derivative Instruments	159,216	-	379,540	-	(220,324)	159,216

Non Current Assets
Derivative Instruments	101,269	-	298,703	-	(197,434)	101,269

Current Liabilities
Derivative instruments	-	-	220,324	-	(220,324)	-

Non Current Liabilities
Derivative Instruments	-	-	197,434	-	(197,434)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Some oil and gas properties are stated at fair value as at September 30, 2015. As a result of the significant decline in oil prices experienced in recent months, the carrying value of oil and gas properties was reviewed and subject to impairment costs of $0.12 million relating to the smaller fields in our portfolio due to the continued decrease in the oil price.

6. Commitments and Contingencies

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

Halliburton Dispute

In 2013, Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project. The unpaid oil revenue was approximately $126,000 at that time, and has since increased to approximately $170,000. Samson USA answered the complaint, including counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 in connection with its drilling program in Roosevelt County, Montana. In those counterclaims, Samson USA claimed approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA also counterclaimed for a judicial accounting of the fees and expenses Halliburton charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II well in Roosevelt County, Wyoming, in light of Samson USA’s prior discovery of self-dealing and bill padding by Halliburton’s onsite project manager. In September 2015, Samson filed an amended counterclaim in which it has alleged that (i) Halliburton selected a rig that was inappropriate for the geology where the Spirit of America 1 well was located, and (ii) the project supervisor assigned by Halliburton to oversee the construction and drilling of the Spirit of America 1 well was unqualified and lacked the credentials and experience to perform the duties required of a project manager. Samson has alleged that Halliburton’s failure in this regard caused Halliburton to be unable to reach the target reservoir and, in the process, caused Samson to incur $4,505,587 in costs that could have been avoided if a proper rig and qualified project supervisor had been selected and used on the project. On September 7, 2015 the court granted Samson’s motion to compel the production of documents and ordered Halliburton to produce responsive documents by September 22, 2015. We are currently in the process of reviewing the documents produced.

In the meantime, both parties have agreed to attend a mediation session, currently scheduled for December 10, 2015. While Samson believes its counterclaims are meritorious and is confident that Samson USA will obtain a net positive recovery from the litigation, there can be no assurance as to the ultimate outcome.

7. Capitalized Exploration Expense

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

As of September 30, 2015 we had capitalized exploration expenditures of $1.4 million and undeveloped capitalized acreage expenditures of $2.3 million.  This amount primarily relates to costs incurred in connection with our Hawk Springs projects.

Our Hawk Springs project, in Goshen County, Wyoming, includes $2.3 million in undeveloped capitalized acreage costs and $1.4 million in capitalized exploration expenditure. The capitalized exploration expenditure includes costs associated with the drilling of our Bluff Federal well in this project area. Operations are continuing on this well. An extended production test was completed during the current quarter with the well continuing to produce nitrogen. The well has been shut in until January 2016 in order to observe pressure levels within the well. A decision will then be made with respect to continuing to flow the nitrogen or to test and complete other zones within the wellbore. Due to expired leases, $0.2 million has been written off with respect to this project during the quarter ended September 30, 2015. $0.3 million was also written off with respect to additional work performed on the Spirit of America 1 and Spirit of America 2 wells that failed to produce economically viable hydrocarbons.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

During the three months ended September 30, 2015, 52,279 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $1,475.

During the three months ended September 30, 2014 24,025 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $844.

All options exercised were issued in a public rights offering conducted in June 2013.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Three months ended
	30-Sep-15	30-Sep-14

Net loss after tax	$(2,094,159)	$(10,974,251)
Depletion, depreciation and amortization	1,483,732	955,061
Accretion of asset retirement obligation	14,888	7,923
Impairment expense	120,022	33,396
Exploration and evaluation expenditure	493,068	11,103,416
Amortization borrowing costs	35,486	33,160
Abandonment expense	-	135,767
Non cash (gain)/loss on derivative instruments	(352,920)	(736,473)

Changes in assets and liabilities:

Decrease in receivables	1,785,424	1,610,545
Increase/(decrease) in provision for annual leave	(26,363)	694
(Decrease)/Increase in payables	163,098	(139,213)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$1,622,276	$2,030,025

10. Credit Facility

	Three months ended
	30-Sep-15	30-Sep-14
Credit facility at beginning of period	$18,699,000	$6,000,000
Cash advanced under facility	$-	5,000,000
Repayments	-	-
Credit facility at end of period (1)	$18,699,000	$11,000,000
		-
Funds available for drawdown under the facility	$301,000	4,500,000

(1)	The credit facility in the current period has been presented as a current liability. In previous periods the facility has been presented as a non-current liability. Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants. We are working with the bank to renegotiate our facility and will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted.

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, of which $18.7 million has been drawn down. As a result, unless the borrowing base is increased or we pay down outstanding borrowings, we are unable to borrow additional amounts, over the $301,000 currently undrawn under this facility. Mutual of Omaha is currently in the process of assessing our current borrowing base based on our June 30, 2015 reserves.

Additional increases in the borrowing base, up to the credit facility maximum of $50.0 million, may be made available to us in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 3.98% for the quarter ended September 30, 2015.

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

We were in compliance with all of our covenants as at June 30, 2015.

As at September 30, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from Mutual of Omaha with respect to these covenants for this quarter only and they are still considering this request. We expect to receive it.

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

We incurred $0.4 million in borrowing costs (including legal fees and bank fees) in connection with the establishment of this facility which have been deferred and will be amortized over the life of the facility.

11. Derivatives

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At September 30, 2015, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the quarter ended September 30, 2015 we recognized $372,552 gain on derivative instruments in the Statement of Operations.

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

At September 30, 2015 the Company’s open derivative contracts consisted of the following:

Oil Price Collars - WTI	Volumes (Bbls)	Sub Floor US$	Floor US$	Ceiling US$
October 2015-December 2015	27,600	32.50	45.00	70.25
January 2016 - February 2016	2,788	-	85.00	89.85
January 2016- December 2016	36,600	-	67.50	82.50
January 2016 -December 2016	27,450	40.00	55.00	80.00

Oil Price Swaps - WTI	Volumes (Bbls)	Price US$
October 2015 - December 2015	4,303	105.00
January 2016 - February 2016	2,788	105.00

12. Subsequent Events

In October 2015, we drilled the Badger prospect in our South Prairie project area in North Dakota. This well was a dry hole and $0.15 million of prepaid costs was recorded in the Balance Sheet at September 30, 2015. The actual cost of the well is expected to be approximately $0.1 million, net to us. This will be written off to dry hole costs during the quarter ended December 31, 2015 as those costs are incurred and invoiced to us.

No events other than those previously mentioned have occurred subsequent to September 30, 2015 that would have an impact on our operations or the results of operations for the quarter ended September 30, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying Condensed Financial Statements. You should read this in conjunction with the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Financial Statements for the year ended June 30, 2015, included in our Annual Report on Form 10-K and the Consolidated Financial Statements included elsewhere herein.

Throughout this report, a barrel of oil or Bbl means a stock tank barrel (“STB”) and a thousand cubic feet of gas or Mcf means a thousand standard cubic feet of gas (“Mscf”).

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.  Our strategy is to focus on the exploration, exploitation and development of our major oil plays – the Niobrara, Permian and Pennsylvanian in Goshen County, Wyoming and the Bakken in Williams County, North Dakota.

Our net oil production was 60,723 barrels of oil for the quarter ended September 30, 2015, compared to 35,613 barrels of oil for the quarter ended September 30, 2014.  The increase in oil production was due to new wells commencing production in our North Stockyard project since we commenced the drilling program in December 2013.

Our net gas production was 95,559 Mcf for the quarter ended September 30, 2015, compared to 46,942 Mcf for the quarter ended September 30, 2014.

For the three months ended September 30, 2015 and September 30, 2014, we reported a net loss of $2.1 million and a net loss of $11.1 million, respectively. The loss in the current period reflects a $0.5 million in exploration expenditure and impairment expense of $0.1 million while the loss in the prior period reflects a $11.2 million write off of previously capitalized exploration expenditure. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended September 30, 2015 and Current Activities

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

We concluded our extended flow test on the Bluff #1-11 well. The Permian Hartville sand (from 7738 feet-7756 feet) produced 1.2 BCF of nitrogen gas during a 100 day flow test. The goals of the test were to determine the reservoir drive mechanism and the type of fluid (oil or water, which was identified from the pressure transient analysis and seismic inversion data) beneath the nitrogen gas cap. From the pressure transient analysis data, we forecasted that it would take another year and half before the water or oil leg could be seen at the well. The gas/fluid contact moved 180 feet over the 100 day flow test period and would have to move another 420 feet to eventually reach the wellbore. Due to this lack of movement, we have shut the well in for 4 months to monitor the pressure build-up which can hopefully determine if there is any continuing fluid movement in the reservoir. If the pressure builds back up to the original bottom hole pressure, we may be able to determine that the drive mechanism is an active water drive at which point it may be worth opening the well up again to flow and look for an oil leg. If the bottom hole reservoir pressures remain low after the build-up, the Permian Hartville zone will be abandoned and additional recompletions will occur in the uphole zones where other hydrocarbon shows were observed. The final evaluation of the pressure build-up will occur in January of 2016.

Spirit of America US34 #2-29 well

Samson 100% Working Interest

In an effort to establish continuous production from the Muddy Formation, the tubing in the SOA 1-29 well was perforated 120 feet above the packer in September 2015 in order to establish tubing and casing annulus communication. Two feet of perforations (7650 feet -7652 feet) were shot with four shots per foot (eight shots fired in all). During October 2015, the well underwent a swabbing operation to remove a full column of fluid from the wellbore to allow the well to flow freely. Subsequent to this operation, the well failed to produce economic quantities of hydrocarbons and no further work is planned with respect to this well bore. $0.2 million in expense was written off to dry hole costs in relation to this well. As some of the operations continued into the quarter ended December 31, 2015, we would expect to see further costs be written off during the next quarter.

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

Samson 25% working interest

Samson has a 25% working interest in 25,590 net acres located on the eastern flank of the Williston Basin in North Dakota. The first well of the project, the Matson #3-1 well was drilled and determined to be a dry hole and was plugged and abandoned in the prior year

In June 2015, we elected to participate in our proportionate 25% working interest in 900 net acres in the Birch prospect. The target zone is the Wayne zone of the Mississippian Mission Canyon Formation to be found at an expected depth of 4,800 feet, measured depth.  We participated at our proportionate 25% working interest in the drilling of the Badger #1 well in Section 29 of Township 157N, Range 81W in Ward County, North Dakota. The well was drilled to a depth of 4,900 feet in 7 days for the total cost of approximately $350,000 (our share is approximately $90,000). The prospect was identified as a 375 acre 4-way structural closure on the South Prairie 3-D seismic survey. Approximately 30 feet of structural closure relief was interpreted. The targeted porosity zone of the Mississippian Mission Canyon Formation was found at a depth of 4,774feet MD, which was 55 feet structurally high to the offsetting Anschutz Helseth #1 well and 36 feet high to the offsetting Apache Corporation’s Ward Estate #1-29 well proving the existence of the 4-way structural closure. However, low resistivity readings, a lack of oil shows, and calculated high water saturations (>80%) indicate the targeted reservoir is non-productive. Hence, the decision was made to plug and abandon the well.

This well was drilled in October 2015, therefore we will expense the charges when they are incurred and billed to dry hole costs during the quarter ended December 31, 2015.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

Samson 100% Working Interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at cost of $75 per acre to us.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. The 3-D seismic is currently being designed to image these natural fractures. The seismic shoot was surveyed and permitted this past summer. We believe this project has the potential to provide very robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well that has produced 802,967 BO in just over two years.

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

Due to high hydrogen sulphide content in the well, the Harstad well was plugged and abandoned during the current quarter.

We have 23 wells in this field with all wells currently producing.

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

The first well in this project area, the Gladys 1-20H well (23% working interest), has been drilled and completed. During the quarter the Gladys 1-20H well produced 17,594 barrels of oil (gross). This well is the first in the Rainbow project and is expected to support a drilling program of up to 14 wells, comprised of 8 wells in the middle Bakken and 6 in the Three Forks. Despite having an extensive drilling inventory in this project, Samson has no further drilling planned until there is a sustained recovery in oil prices.

Developed Properties: Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have twenty three producing wells in the North Stockyard Field. Currently all wells are producing. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

They produce 91% of our total oil production and 76% of our total gas production for the September 2015 quarter.

Results of Operations

For the three months ended September 30, 2015, we reported a net loss of $2.1 million compared to a net loss of $11.0 million for the same period in 2014.

The following tables sets forth selected operating data for the three months ended:

	Three months ended
	30-Sep-15	30-Sep-14
Production Volume
Oil (Bbls)	60,723	35,613
Natural gas (Mcf)	95,559	46,942
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	76,650	43,437

Sales Price
Realized Oil ($/Bbls)	$39.90	$84.33
Impact of settled derivative instruments	$0.32	$1.27
Derivative adjusted price	$40.22	$85.60

Realized Gas ($/Mcf)	$2.27	$5.43

Expense per BOE:
Lease operating expenses	$18.65	$24.83
Production and property taxes	$3.90	$8.78
Depletion, depreciation and amortization	$19.36	$21.99
General and administrative expense	$13.84	$27.89

The following table sets forth results of operations for the following periods:

	Three months ended		Nine months ended
	30-Sep-15	30-Sep-14	1Q15 to 1Q14 change
Oil sales	$2,422,583	$3,003,145	$(580,562)
Gas sales	216,747	255,050	(38,303)
Other liquids	1,346	-	1,346
Interest income	1,535	9,639	(8,104)
Gain on derivative instruments	372,552	781,570	(409,018)
Other	17,637	211	17,426

Lease operating expense	(1,728,729)	(1,459,922)	(268,807)
Depletion, depreciation and amortization	(1,483,732)	(955,061)	(528,671)
Impairment	(120,022)	(33,396)	(86,626)
Abandonment expense	-	(135,767)	135,767
Exploration and evaluation expenditure	(493,068)	(11,103,416)	10,610,348
Accretion of asset retirement obligations	(14,888)	(7,923)	(6,965)
Interest expense	(190,039)	(83,942)	(106,097)
Amortization of borrowing costs	(35,486)	(33,160)	(2,326)
General and administrative	(1,060,595)	(1,211,279)	150,684
Net loss	$(2,094,159)	$(10,974,251)	$8,880,092

Three Months Comparison of Quarter Ended September 30, 2015 to Quarter Ended September 30, 2014.

Oil and gas revenues

Oil revenues decreased from $3.0 million for the three months ended September 30, 2014 to $2.4 million for the three months ended September 30, 2015, as a result of the decrease in the oil price. Oil production increased from 35,613 barrels for the three months ended September 30, 2014 to 60,723 for the three months ended September 30, 2015. The realized oil price decreased from $84.33 per Bbl for the three months ended September 30, 2014 to $39.90 per Bbl (excluding the impact of derivatives) for the three months ended September 30, 2015 following a decrease in global oil prices.

Gas revenues also decreased from $0.3 million for the three months ended September 30, 2014 to $0.2 million for the three months ended September 30, 2015. Production increased from 46,942 Mcf for the quarter ended September 30, 2014 to 95,559 Mcf for the quarter ended September 30, 2015. The realized gas price also decreased from $5.43 per Mcf for the quarter ended September 30, 2014 to $2.27 per Mcf for the quarter ended September 30, 2015 due to a general decrease in the price of natural gas.

Exploration expense

Exploration expenditures decreased from $11.1 million for the quarter ended September 30, 2014, to $0.5 million for the quarter ended September 30, 2015. Exploration expenditure in the current quarter relates to costs incurred in completing further tests with respect to the Spirit of America 1 and Spirit of America 2 wells in our Hawk Springs project in Goshen County, Wyoming. Neither of these well have produced economic quantities of hydrocarbons, therefore costs have been expensed as incurred. Exploration expenditure also includes costs written off in relation to the expiration of leases in our Hawk Springs project area.

Expenditure in the prior period relates previously capitalized exploration expenditure written off, primarily in relation to the Roosevelt project in Montana and the South Prairie project in North Dakota.

Impairment expense

During the three months ended September 30, 2015 we recognized $0.1 million in impairment expense compared to $0.1 during the quarter ended September 30, 2014.

Abandonment expense

Abandonment expense decreased from $0.1 million for the three months ended September 30, 2014 to $nil for the three months ended September 30, 2015.

Lease operating expense

Lease operating expenses increased from $1.5 million for the quarter ended September 30, 2014, to $1.7 million for the quarter ended September 30, 2015. The increase is due to increased production. Costs per BOE decreased from $24.83 for the quarter ended September 30, 2014 to $18.65 for the quarter ended September 30, 2015.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense increased from $1.0 million for the quarter ended September 30, 2014 to $1.5 million for the quarter ended September 30, 2015. The increase in depletion is primarily a result of the increase in the production. The per BOE cost decreased slightly from $21.99 for the three months ended September 30, 2014 to $19.36 for the three months ended September 30, 2015.

General and administrative expense

General and administrative expense decreased from $1.2 million for the quarter ended September 30, 2014 to $1.0 million for the three months ended September 30, 2015. We have been actively trying to reduce our general and administrative costs in recent periods. Salaries were reduced by 15% for all employees effective September 1, 2015. We also reduced our staffing levels in light of the continued weakness in the global oil market.

Cash Flows

The table below shows cash flows for the following periods:

	Three months ended
	30-Sep-15	30-Sep-14
Cash provided by operating activities	$1,622,276	$2,030,025
Cash used in investing activities	(1,297,652)	(8,335,557)
Cash (used in)/provided by financing activities	(203,473)	4,896,359

Cash provided by operations changed from a net inflow of $2.0 million for the three months ended September 30, 2014, to a net inflow of $1.6 million for the three months ended September 30, 2015. Cash receipts from customers decreased from $4.9 million for three months ended September 30, 2014 to $4.2 million for the three months ended September 30, 2015, due to a decrease in the realized oil price.

Cash used in investing activities decreased from $8.3 million for the three months ended September 30, 2014 to $1.3 million of cash used for the three months ended September 30, 2015. The cash outflow for the prior period relates to ongoing drilling activities in our North Stockyard project in North Dakota. The cash outflow in the current period relates to continued work in our North Stockyard field though no new wells were drilled in this period.

Cash provided by financing activities decreased from a cash inflow of $4.8 million for the three months ended September 30, 2014 to $0.2 million for the three months ended September 30, 2015. Cash outflow for the current period is interest payments in relation to our current Mutual of Omaha Bank credit facility. Cash inflow in the prior period is a result of the drawdown of borrowings from our credit facility with Mutual of Omaha.

All options outstanding as at September 30, 2015 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2015.

Our current budget for exploration, exploitation and development capital expenditures in fiscal 2015 is $1.4 million, of which we incurred approximately $1.1 million during the first three months of the fiscal year. These expenditures were funded through our current cash on hand and cash generated from oil sales. Due to the sustained decrease in oil price, we do not have any additional development or exploration drilling planned for the immediate future.

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, of which $18.7 million has been drawn down. As a result, unless the borrowing base is increased or we pay down outstanding borrowings, we are unable to borrow additional amounts, over the $301,000 currently undrawn under this facility. Mutual of Omaha is currently in the process of assessing our current borrowing base based on our June 30, 2015 reserves.

Additional increases in the borrowing base, up to the credit facility maximum of $50.0 million, may be made available to us in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 3.98% for the quarter ended September 30, 2015.

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

For the quarter ended December 31, 2014 we were in breach of our Debt to EBITDAX covenant. Mutual of Omaha have given us a waiver with respect to this breach for that quarter only. We were in compliance with all other covenants.

For the quarter ended March 31, 2015 we were in breach of our Debt to EBITDAX covenant. Mutual of Omaha have given us a waiver with respect to this breach for that only. We were in compliance with all other covenants.

We were in compliance with all of our covenants for the quarter ended June 30, 2015.

As at September 30, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from Mutual of Omaha with respect to these covenants for this quarter only and they are still considering this request. We expect to receive it.

The credit facility in the current period has been presented as a current liability. In previous periods the facility has been presented as a non-current liability.  Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants.  We are working with the bank to renegotiate our facility and will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted.

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

The funds drawn from our credit facility were used to fund drilling in our North Stockyard project in North Dakota. We expect to fund our remaining capital expenditures for fiscal 2015 with cash on hand, cash flow from operations, and drawdowns of our credit facility (to the extent available). We may also elect, where we consider it reasonable and appropriate, to raise funds by the sale of selected assets.

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

Our main sources of liquidity during the three months ended September 30, 2015 was cash on hand and cash flow from operations.

During the prior three fiscal years, our three main sources of liquidity were (i) borrowings from our Mutual of Omaha credit facility, (ii) equity issued to raise $21.4 million and (iii) our tax refund of $5.6 million from the Internal Revenue Service, received in February 2013. During the years prior to the fiscal year ended June 30, 2012, our primary sources of liquidity were the sale of acreage and other oil and gas assets.

Our cash position as of September 30, 2015 decreased from June 30, 2015 largely due to payments for drilling and fracturing activities in our North Stockyard project in North Dakota.

If future drilling success rates or production are less than anticipated, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties. See the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 including “Drilling results in emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.” and “Inadequate liquidity could materially and adversely affect our business operations.” See also Part II, Item 1A of this report below.

Looking Ahead

We plan to focus on three main objectives in the coming 12 months:

•	The continued development of our Bakken projects, North Stockyard and Rainbow following a sustained recovery in the oil price;
•	The continued appraisal of our Cane Creek project in the Paradox basin in Utah; and
•	The continued search and appraisal of new development and exploration projects that add value to our current portfolio at lower oil prices

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of September 30, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Part II — Other Information

Item 1.    Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Halliburton Dispute

In 2013, Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project. The unpaid oil revenue was approximately $126,000 at that time, and has since increased to approximately $170,000. Samson USA answered the complaint, including counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 in connection with its drilling program in Roosevelt County, Montana. In those counterclaims, Samson USA claimed approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA also counterclaimed for a judicial accounting of the fees and expenses Halliburton charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II well in Roosevelt County, Wyoming, in light of Samson USA’s prior discovery of self-dealing and bill padding by Halliburton’s onsite project manager. In September 2015, Samson filed an amended counterclaim in which it has alleged that (i) Halliburton selected a rig that was inappropriate for the geology where the Spirit of America 1 well was located, and (ii) the project supervisor assigned by Halliburton to oversee the construction and drilling of the Spirit of America 1 well was unqualified and lacked the credentials and experience to perform the duties required of a project manager. Samson has alleged that Halliburton’s failure in this regard caused Halliburton to be unable to reach the target reservoir and, in the process, caused Samson to incur $4,505,587 in costs that could have been avoided if a proper rig and qualified project supervisor had been selected and used on the project. On September 7, 2015 the court granted Samson’s motion to compel the production of documents and ordered Halliburton to produce responsive documents by September 22, 2015. We are currently in the process of reviewing the documents provided.

In the meantime, both parties have agreed to attend a mediation session, currently scheduled for December 10, 2015. While Samson believes its counterclaims are meritorious and is confident that Samson USA will obtain a net positive recovery from the litigation, there can be no assurance as to the ultimate outcome.

Item 1A.   Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The risks disclosed in our Annual Report on Form 10-K could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: November 16, 2015	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)