Form 10-Q
period 2015-12-31
Samson Oil & Gas LTD
filed 2016-02-22
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There were 2,837,834,301 ordinary shares outstanding as of February 15, 2016.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED December 31, 2015

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets, December 31, 2015 and June 30, 2015	4

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2015 and 2014 and six months ended December 31, 2015 and 2014	5

	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended December 31, 2015	6

	Consolidated Statement of Cash Flows for the six months ended December 31, 2015 and 2014	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II — Other Information		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-15	30-Jun-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$943,289	$2,062,720
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	1,714,094	3,645,223
Prepayments	684,830	372,079
Fair value of derivative instrument	723,370	159,216
Total current assets	4,065,583	6,239,238
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $56,894,155 and $44,273,976 at December 31,2015 and June 30, 2015, respectively	17,360,238	29,715,540

Other property and equipment, net of accumulated depreciation and amortization of $553,012 and $553,428 at December 31, 2015 and June 30, 2015, respectively	145,824	248,521

Net property, plant and equipment	17,506,062	29,964,061
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	-	101,269
Undeveloped capitalized acreage	-	2,491,422
Capitalized exploration expense	202,573	1,388,798
Other	214,624	342,069
TOTAL ASSETS	$21,988,842	$40,526,857

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$952,185	$1,678,915
Accruals	245,465	1,999,344
Credit facility	19,000,000	-
Provision for annual leave	194,019	219,414
Total current liabilities	20,391,669	3,897,673
NON CURRENT LIABILITIES
Asset retirement obligations	1,794,356	1,263,674
Credit facility	-	18,699,000
TOTAL LIABILITIES	22,186,025	23,860,347
STOCKHOLDERS’ (DEFICIT) EQUITY – nil par value
2,837,834,301 (equivalent to 14,189,172 ADR’s) and 2,837,782,022 (equivalent to 14,188,910 ADR’s) ordinary shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	104,493,249	104,491,774
Accumulated other comprehensive income	932,095	996,256
Accumulated deficit	(105,622,527)	(88,821,520)
Total stockholders’ (deficit) equity	(197,183)	16,666,510
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$21,988,842	$40,526,857

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended

	31-Dec-15	31-Dec-14	31-Dec-15	31-Dec-14
REVENUES AND OTHER INCOME:
Oil sales	$1,898,240	$2,538,100	$4,320,823	$5,541,245
Gas sales	210,212	148,953	426,959	404,003
Other liquids	27,201	-	28,547	-
Interest income	667	9,884	2,202	19,523
Gain on derivative instruments	200,017	2,306,135	572,569	3,087,705
Other	265	6,561	17,902	6,772
TOTAL REVENUE AND OTHER INCOME	2,336,602	5,009,633	5,369,002	9,059,248

EXPENSES:
Lease operating expense	(1,102,441)	(1,512,195)	(2,831,170)	(2,972,117)
Depletion, depreciation and amortization	(1,399,511)	(1,118,619)	(2,883,243)	(2,073,680)
Impairment expense	(9,682,965)	(3,027,288)	(9,802,987)	(3,060,684)
Abandonment expense	-	(79,036)	-	(214,803)
Exploration and evaluation expenditure	(3,699,651)	(362,540)	(4,192,719)	(11,465,956)
Accretion of asset retirement obligations	(15,116)	(8,418)	(30,004)	(16,341)
Amortization of borrowing costs	(35,486)	(31,972)	(70,972)	(65,132)
Interest expense	(196,357)	(147,343)	(386,396)	(231,285)
General and administrative	(911,925)	(1,260,793)	(1,972,518)	(2,472,072)
TOTAL EXPENSES	(17,043,452)	(7,548,204)	(22,170,009)	(22,572,070)

Loss from operations	(14,706,850)	(2,538,571)	(16,801,007)	(13,512,822)
Income tax benefit	-	-	-	-
Net loss	(14,706,850)	(2,538,571)	(16,801,007)	(13,512,822)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain/(loss)	6,623	(97,689)	(64,161)	(226,399)
Total comprehensive loss for the period	$(14,700,227)	$(2,636,260)	$(16,865,168)	$(13,739,221)

Net loss per ordinary share from operations:
Basic – cents per share	(0.52)	(0.09)	(0.59)	(0.48)
Diluted – cents per share	(0.52)	(0.09)	(0.59)	(0.48)

Weighted average ordinary shares outstanding:
Basic	2,837,834,301	2,837,781,683	2,837,828,903	2,837,772,648
Diluted	2,837,834,301	2,837,781,683	2,837,828,903	2,837,772,648

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary		Comprehensive	Stockholders
	Shares	(Accumulated Deficit)	Income	Deficit
Balance at June 30, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510
Net loss	-	(16,801,007)	-	(16,801,007)
Foreign currency translation loss, net of tax of $nil	-	-	(64,161)	(64,161)
Total comprehensive loss for the period	-	(16,801,007)	(64,161)	(16,865,168)
Exercise of options	1,475	-	-	1,475
Balance at December 31, 2015	$104,493,249	$(105,622,527)	$932,095	$(197,183)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-15	31-Dec-14
Cash flows (used in)/provided by operating activities
Receipts from customers	$6,543,082	$7,010,394
Payments to suppliers & employees	(5,738,781)	(6,349,789)
Interest received	2,188	19,499
Interest paid	(398,837)	(172,917)
Proceeds from/(Payments for)derivative instruments	109,684	228,837
State income taxes paid	-	(107,135)
Net cash flows provided by operating activities	517,336	628,889
Cash flows used in investing activities
Payments for plant & equipment	-	(21,427)
Payments for exploration and evaluation	(314,639)	(1,399,142)
Payments for oil and gas properties	(1,558,976)	(11,313,174)
Net cash flows used in investing activities	(1,873,615)	(12,733,743)
Cash flows provided by financing activities
Proceeds from the exercise of options	1,475	880
Proceeds from borrowings	301,000	9,500,000
Borrowing costs	-	(83,690)
Share issuance costs	-	(45,000)
Net cash flows (used in)/provided by financing activities	302,475	9,372,190
Net increase/(decrease) in cash and cash equivalents	(1,053,804)	(2,732,664)
Cash and cash equivalents at the beginning of the fiscal period	2,062,720	6,846,394
Effects of exchange rate changes on cash and cash equivalents	(65,627)	(232,592)
Cash and cash equivalents at end of fiscal period	$943,289	$3,881,138

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

Accruals.   Accrued liabilities at December 31, 2015 and June 30, 2015 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at December 31, 2015 consist primarily of a $0.5 million deposit paid in connection with a purchase and sale agreement that we entered into on December 31, 2015. This deposit is only refundable if certain conditions with respect to title or environmental defects are identified and the transaction does not close as proposed. Refer to the discussions below under “Credit Facility” and “Subsequent Events” for additional discussion of this agreement. Other prepayments include insurance premiums paid in advance for the year.

Prepayments at June 30, 2015 consists primarily of cash advanced to the operators of our South Prairie exploration project for a future exploration well and insurance premiums paid in advance for the year. The exploration well was drilled in October 2015 and was a dry hole. Costs were expensed as incurred.

Recent Accounting Standards

There are no new accounting pronouncements that have not been adopted by the Company as of December 31, 2015 that will have a material effect on the Company’s financial statements.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Six months ended
	31-Dec-15	31-Dec-14	31-Dec-15	31-Dec-14
Dilutive	-	-	-	-
Anti–dilutive	324,615,486	389,168,104	323,287,581	389,177,139

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	31-Dec-15	31-Dec-14	31-Dec-15	31-Dec-14
Net income (loss)	$(14,706,850)	(2,538,571)	$(16,801,007)	(13,512,822)

Basic weighted average ordinary shares outstanding	2,837,834,301	2,837,781,683	2,837,828,903	2,837,772,648
Basic earnings per ordinary share – cents per share	(0.52)	(0.09)	(0.59)	(0.48)
Diluted earnings per ordinary share – cents per share	(0.52)	(0.09)	(0.59)	(0.48)

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

The liabilities settled in the six months to December 31, 2014 relate to work performed to plug and abandon three wells in our Greens Canyon prospect in Wyoming. These wells were drilled 10 years ago and did not produce economic quantities of hydrocarbons. The liabilities settled in the quarter ended December 31, 2015 relates to the plugging of one well in our North Stockyard property, the Harstad. This well’s performance was sub-optimal and experienced high levels of hydrogen sulphide.

The following table summarizes the activities for the Company’s asset retirement obligations for the three months ended December 31, 2015 and 2014:

	Six months ended
	31-Dec-15	31-Dec-14
Asset retirement obligations at beginning of period	$1,810,674	$1,775,792
Liabilities incurred or acquired	-	42,805
Liabilities settled	(46,322)	(710,561)
Disposition of properties	-	-
Accretion expense	30,004	16,341
Asset retirement obligations at end of period	1,794,356	1,124,377
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$1,794,356	$1,124,377

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2015 and June 30, 2015.

	Carrying value at December 31, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at December 31, 2015
Current Assets:
Cash and cash equivalents	$943,289	$943,289	$-	$-	$-	$943,289
Derivative Instruments	723,370	-	2,030,217	-	(1,306,847)	723,370

Non Current Assets
Derivative Instruments	-	-	-		-	-

Current Liabilities
Derivative instruments	-	-	1,306,847	-	(1,306,847)	-

Non Current Liabilities
Derivative Instruments	-	-	-		-	-

	Carrying value at June 30, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2015
Current Assets:
Cash and cash equivalents	$2,062,720	$2,062,720	$-	$-	$-	$2,062,720
Derivative Instruments	159,216	-	379,540	-	(220,324)	159,216

Non Current Assets
Derivative Instruments	101,269	-	298,703	-	(197,434)	101,269

Current Liabilities
Derivative instruments	-	-	220,324	-	(220,324)	-

Non Current Liabilities
Derivative Instruments	-	-	197,434	-	(197,434)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Some oil and gas properties are stated at fair value as at December 31, 2015. As a result of the significant decline in oil prices experienced in recent months, the carrying value of oil and gas properties was reviewed and subject to impairment costs of $9.6 million relating to our North Stockyard field due to the continued decrease in the oil price.

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

Halliburton Dispute

In 2013, Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project. The unpaid oil revenue was approximately $126,000 at that time, and has since increased to approximately $170,000. Samson USA answered the complaint, including counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 in connection with its drilling program in Roosevelt County, Montana. In those counterclaims, Samson USA claimed approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA also counterclaimed for a judicial accounting of the fees and expenses Halliburton charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II well in Roosevelt County, Wyoming, in light of Samson USA’s prior discovery of self-dealing and bill padding by Halliburton’s onsite project manager. In September 2015, Samson filed an amended counterclaim in which it has alleged that (i) Halliburton selected a rig that was inappropriate for the geology where the Spirit of America 1 well was located, and (ii) the project supervisor assigned by Halliburton to oversee the construction and drilling of the Spirit of America 1 well was unqualified and lacked the credentials and experience to perform the duties required of a project manager. Samson has alleged that Halliburton’s failure in this regard caused Halliburton to be unable to reach the target reservoir and, in the process, caused Samson to incur $4,505,587 in costs that could have been avoided if a proper rig and qualified project supervisor had been selected and used on the project. The parties have attended one mediation session with a court appointed mediator, however this failed to reach an agreement. Another mediation is scheduled to be held on March 10, 2016.

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

As of December 31, 2015 we had capitalized exploration expenditures of $0.2 million. This amount primarily relates to costs incurred in connection with our Cane Creek project in Utah.

During the six months ended December 31, 2015 we have written off $4.1 million in capitalized exploration expenditure, of which $1.3 million related to our Bluff well in our Hawk Springs project. This well has been shut in to observe pressure build up in the well bore. We have not yet determined our final course of action with respect to this well bore, however given the current oil price environment its unlikely that we will commit any further funds to this well in the near term, therefore all costs capitalized associated with this well have been written off. We also wrote off $2.4 million in previously capitalized expenditure in relation to leasehold costs for our Hawk Springs project. In past periods we had written off this leasehold costs as the associated acreage expired. Following the continued deterioration in the oil price, we are not currently committing any funds to further exploration on this leasehold and thus the decision was made to expense all previously capitalized expenditures. The remaining $0.4 million in costs written off relates to costs capitalized with respect to activities on our Spirit of America 1 and Spirit of America 11 wells in our Hawk Springs project in Goshen County, Wyoming. Work performed on these wells failed to demonstrate that hydrocarbons existed in economic quantities.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

During the six months ended December 31, 2015, 52,279 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $1,475.

During the six months ended December 31, 2014 24,025 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $880.

All options exercised were issued in a public rights offering conducted in June 2013.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Six months ended
	31-Dec-15	31-Dec-14

Net loss after tax	$(16,801,007)	$(13,512,822)
Depletion, depreciation and amortization	2,883,243	2,073,680
Accretion of asset retirement obligation	30,004	16,341
Impairment expense	9,802,987	3,060,684
Exploration and evaluation expenditure	4,192,719	11,465,956
Amortization borrowing costs	70,972	65,132
Abandonment expense	-	214,803
Non cash (gain)/loss on derivative instruments	(462,885)	(2,619,664)

Changes in assets and liabilities:

Decrease in receivables	1,931,129	2,132,371
Increase/(decrease) in provision for annual leave	(25,395)	(19,082)
(Decrease)/Increase in payables	(1,104,431)	(2,248,510)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$517,336	$628,889

10. Credit Facility

	Six months ended
	31-Dec-15	31-Dec-14
Credit facility at beginning of period	$18,699,000	$6,000,000
Cash advanced under facility	$301,000	9,500,000
Repayments	-	-
Credit facility at end of period (1)	$19,000,000	$15,500,000
		-
Funds available for drawdown under the facility	$-	3,500,000

(1)	The credit facility in the current period has been presented as a current liability. In previous periods (prior to the quarter ended September 30, 2015) the facility was presented as a non-current liability. Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants. We are working with the bank to renegotiate our facility and will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million which was fully drawn down as of December 31, 2015. As a result, unless the borrowing base is increased or we pay down outstanding borrowings, we are unable to borrow additional amounts under this facility.

Our primary lender is currently assessing our borrowing base in conjunction with the pending acquisition of certain assets including proved reserves in Montana and North Dakota, as announced in a Form 8-K filed on January 7, 2016. The acquisition was due to close on February 15th, but the continuing volatility in petroleum markets has prevented us from concluding arrangements for financing of the acquired assets with our primary lender. While we remain optimistic that we will obtain the necessary financing and close the acquisition, our failure to meet the February 15th deadline entitles the seller to terminate the purchase agreement at any time. We currently expect that the necessary financing will be obtained on or before February 29th, 2016, and that the seller will close the sale on that date. There can be no assurance, however, that the seller will not exercise its right to terminate before we obtain the funds needed and close the transaction. Our primary lender has indicated that it is considering providing the funds needed to close the acquisition. If it does agree to provide the funds, we expect our borrowing base to be increased to $34.5 million following the closing of the acquisition. We believe that this funding would be subject to certain additional commitments, including finding an additional source of capital in order to reduce the lender’s exposure within a reasonable time period following the closing of the acquisition and a continued reduction in our general and administrative expenditure.

If this acquisition does not close as proposed or is terminated by the seller, it is likely that our borrowing base would be decreased, and we would need to repay outstanding amounts under the credit facility in excess of the decreased borrowing base to cure the resulting breach. Under the credit facility, we must commence repayment of outstanding amounts in excess of the reduced borrowing base within 30 days of our receipt of a borrowing base deficiency notice.  Such excess is required to be repaid in six equal consecutive monthly installments, unless our primary lender consents to an extension or amendment to this timeline.  Our failure to timely repay such amounts would be deemed an event of default under our credit agreement.  In the current oil pricing climate, there can be no guarantee of our ability to timely repay such amounts.

Additional increases in the borrowing base, up to the credit facility maximum of $50.0 million, may be made available to us in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 3.98% for the quarter ended December 31, 2015.

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

As at December 31, 2014 we were in breach of our debt to EBITDAX covenant. We received a waiver from our primary lender with respect to this breach for this quarter only. We were in compliance with all other covenants.

As at March 31, 2015 we were in breach of our debt to EBIDTAX covenant. We received a waiver from our primary lender with respect to this breach for this quarter only. We were in compliance with all other covenants.

We were in compliance with all of our covenants as at June 30, 2015.

As at September 30, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We received a waiver from our primary lender with respect to these covenants for this quarter only.

As at December 31, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from our primary lender with respect to these covenants for this quarter only, and it is still considering this request.

If the current pricing environment does not improve it will be difficult to maintain compliance with covenants based on our current debt levels. If we are not in compliance with the financial covenants in the credit facility, or if we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

We incurred $0.4 million in borrowing costs (including legal fees and bank fees) in connection with the establishment of this facility which have been deferred and are being amortized over the life of the facility.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At December 31, 2015, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

All of the Company’s derivative contracts are with the same counterparty (a large multinational oil company) and are shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with the Company’s primary lender, and as such, no additional collateral is required by the counterparty.

During the quarter ended December 31, 2015 we recognized $200,017 gain on derivative instruments in the Statement of Operations.

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

At December 31, 2015 the Company’s open derivative contracts consisted of the following:

Oil Price Collars - WTI	Volumes (Bbls)	Sub Floor US$	Floor US$	Ceiling US$
January 2016 - February 2016	2,788	-	85.00	89.85
January 2016- December 2016	36,600	-	67.50	82.50
January 2016 -December 2016	27,450	40.00	55.00	80.00

Oil Price Swaps - WTI	Volumes (Bbls)	Price US$
January 2016 - February 2016	2,788	105.00

12. Subsequent Events

As announced in a Form 8-K filed on January 7, 2016, Samson Oil and Gas USA Inc. (a wholly owned subsidiary of the Company) entered into a contract to acquire oil and gas leases, producing oil and gas wells, currently shut-in wells and associated facilities in North Dakota and Montana for consideration of $16.5 million. The acquisition was due to close on February 15th, but the continuing volatility in petroleum markets has prevented us from concluding arrangements for financing of the acquired assets with our primary lender. While we remain optimistic that we will obtain the necessary financing and close the acquisition, our failure to meet the February 15th deadline entitles the seller to terminate the purchase agreement at any time. We currently expect that the necessary financing will be obtained on or before February 29th, 2016, and that the seller will close the sale on that date. There can be no assurance, however, that the seller will not exercise its right to terminate before we obtain the funds needed and close the transaction.

No events other than those previously mentioned have occurred subsequent to December 31, 2015 that would have an impact on our operations or the results of operations for the quarter ended or six months ended December 31, 2015.

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

Our net oil production was 51,888 barrels of oil for the quarter ended December 31, 2015, compared to 43,653 barrels of oil for the quarter ended December 31, 2014.  The increase in oil production was due to new wells commencing production in our North Stockyard project since we commenced the drilling program in December 2013.

Our net gas production was 93,332 Mcf for the quarter ended December 31, 2015, compared to 39,043 Mcf for the quarter ended December 31, 2014.

Our net oil production was 113,124 barrels of oil for the six months ended December 31, 2015 compared to 78,517 barrels of oil for the six months ended December 31, 2014. The increase in oil production is due to new wells commencing production in our North Stockyard project.

Our net gas production was 183,414 Mcf for the six months ended December 31, 2015, compared to 85,588 Mcf for the six months ended December 31, 2014.

For the three months ended December 31, 2015 and December 31, 2014, we reported a net loss of $14.7 million and a net loss of $2.5 million, respectively. The loss in the current period reflects a $3.7 million in exploration expenditure and impairment expense of $9.7 million while the loss in the prior period reflects a $3.0 million of impairment expenditure. See “Results of Operations” below.

For the six months ended December 31, 2015 and December 31, 2014, we reported a net loss of $16.8 million and a net loss of $13.5 million, respectively. The loss in the current period reflects a $4.2 million in exploration expenditure and impairment expense of $9.8 million while the loss in the prior period reflects a $3.0 million of impairment expenditure and $11.5 million in write off of previously capitalized exploration expenditure. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter and Six Months Ended December 31, 2015 and Current Activities

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

Following the continued degradation in the oil price, $1.4 million, representing all current costs associated with this well have been written off during the quarter ended December 31, 2015. The review of the pressure buildup is expected to be completed by mid-year 2016 however additional costs are not expected to be incurred with respect to this well unless a sustained recovery in the oil price is observed.

Spirit of America US34 #2-29 well

Samson 100% Working Interest

In an effort to establish continuous production from the Muddy Formation, the tubing in the SOA 1-29 well was perforated 120 feet above the packer in September 2015 in order to establish tubing and casing annulus communication. Two feet of perforations (7650 feet -7652 feet) were shot with four shots per foot (eight shots fired in all). During October 2015, the well underwent a swabbing operation to remove a full column of fluid from the wellbore to allow the well to flow freely. Subsequent to this operation, the well failed to produce economic quantities of hydrocarbons and no further work is planned with respect to this well bore. $0.2 million in expense was written off to dry hole costs in relation to this well during the quarter ended September 30, 2015. Additional costs of $0.2 million were incurred during the quarter ended December 31, 2015 and have been written off to dry hole expense.

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

This well was drilled in October 2015 and $0.1 million in costs was expensed to dry hole costs during the quarter ended December 31, 2015.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

Samson 100% Working Interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. In November 2015, we paid an extension fee of $40,000 in order to extend the option period to December 2016. Subsequently, the MMDA has been finalized and is awaiting signature by both parties. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at cost of $75 per acre to us.

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

Due to high hydrogen sulphide content in the well, the Harstad well was plugged and abandoned during the current quarter ended September 30, 2015.

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

The first well in this project area, the Gladys 1-20H well (23% working interest), was drilled and completed in January 2014. During the quarter the Gladys 1-20H well produced 11,858 barrels of oil (gross). Samson has no further drilling planned in this project area until there is a sustained recovery in the oil prices.

Developed Properties: Production Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson various working interests

We have twenty three producing wells in the North Stockyard Field. Currently all wells are producing. These wells are located in Williams County, North Dakota, in Township 154N Range 99W.

They produce 92% of our total oil production and 81% of our total gas production for the December 2015 quarter.

Results of Operations

For the three months ended December 31, 2015, we reported a net loss of $14.7 million compared to a net loss of $2.5 million for the same period in 2014.

For the six months ended December 31, 2015 we reported a net loss of $16.8 million compared to a net loss of $13.5 million for the same period in 2014.

The following tables sets forth selected operating data for the three months ended:

	Three months ended
	31-Dec-15	31-Dec-14	30-Sep-15
Production Volume
Oil (Bbls)	51,888	43,653	60,723
Natural gas (Mcf)	93,332	39,043	95,559
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	67,443	50,160	76,650

Sales Price
Realized Oil ($/Bbls)	$36.58	$58.14	$39.90
Impact of settled derivative instruments	$1.74	$9.69	$0.32
Derivative adjusted price	$38.32	$67.83	$40.22

Realized Gas ($/Mcf)	$2.25	$3.82	$2.27

Expense per BOE:
Lease operating expenses	$12.38	$24.17	$18.65
Production and property taxes	$4.16	$5.97	$3.90
Depletion, depreciation and amortization	$20.75	$22.30	$19.36
General and administrative expense	$13.52	$25.14	$13.84

	Six months ended
	31-Dec-15	31-Dec-14
Production Volume
Oil (Bbls)	113,124	78,517
Natural gas (Mcf)	183,414	85,588
BOE	143,693	92,782

Sales Price
Realized Oil ($/Bbls)	$38.20	$70.57
Impact of settled derivative instruments	$0.97	$5.96
	$39.17	$76.53

Realized Gas ($/Mcf)	$2.33	$4.72

Expense per BOE:
Lease operating expenses	$15.67	$24.69
Production and property taxes	$4.03	$7.34
Depletion, depreciation and amortization	$20.07	$22.35
General and administrative expense	$13.73	$26.64

The following table sets forth results of operations for the following periods:

	Three months ended			Three months ended
	31-Dec-15	31-Dec-14	2Q15 to 2Q14	30-Sep-15	2Q15 to 1Q15
Oil sales	$1,898,240	$2,538,100	$(639,860)	$2,422,583	$(524,343)
Gas sales	210,212	148,953	61,259	216,747	(6,535)
Other liquids	27,201	-	27,201	1,346	25,855
Interest income	667	9,884	(9,217)	1,535	(868)
Gain on derivative instruments	200,017	2,306,135	(2,106,118)	372,552	(172,535)
Other	265	6,561	(6,296)	17,637	(17,372)

Lease operating expense	(1,102,441)	(1,512,195)	409,754	(1,728,729)	626,288
Depletion, depreciation and amortization	(1,399,511)	(1,118,619)	(280,892)	(1,483,732)	84,221
Impairment	(9,682,965)	(3,027,288)	(6,655,677)	(120,022)	(9,562,943)
Abandonment expense	-	(79,036)	79,036	-	-
Exploration and evaluation expenditure	(3,699,651)	(362,540)	(3,337,111)	(493,068)	(3,206,583)
Accretion of asset retirement obligations	(15,116)	(8,418)	(6,698)	(14,888)	(228)
Interest expense	(196,357)	(147,343)	(49,014)	(190,039)	(6,318)
Amortization of borrowing costs	(35,486)	(31,972)	(3,514)	(35,486)	-
General and administrative	(911,925)	(1,260,793)	348,868	(1,060,595)	148,670
Net loss	$(14,706,850)	$(2,538,571)	$(12,168,279)	$(2,094,159)	$(12,612,691)

Comparison of Quarter Ended December 31, 2015 to Quarter Ended December 31, 2014 and for the six months ended December 31, 2015 and six months ended December 31, 2014.

Oil and gas revenues

Oil revenues decreased from $2.5 million for the three months ended December 31, 2014 to $1.9 million for the three months ended December 31, 2015, as a result of the decrease in the oil price. Oil production increased from 43,653 barrels for the three months ended December 31, 2014 to 51,888 for the three months ended December 31, 2015. The realized oil price decreased from $58.14 per Bbl for the three months ended December 31, 2014 to $36.58 per Bbl (excluding the impact of derivatives) for the three months ended December 31, 2015 following a decrease in global oil prices.

Oil revenues decreased from $5.5 million for the six months ended December 31, 2014 to $4.3 million for the six months ended December 31, 2015, as a result of the decrease in the oil price. Oil production increased from 78,517 barrels for the six months ended December 31, 2014 to 113,124 for the six months ended December 31, 2015. The realized oil price decreased from $70.57 per Bbl for the six months ended December 31, 2014 to $38.20 per Bbl (excluding the impact of derivatives) for the six months ended December 31, 2015 following a decrease in global oil prices.

Gas revenues also increased slightly from $0.1 million for the three months ended December 31, 2014 to $0.2 million for the three months ended December 31, 2015. This increase is due to an increase in production which has offset the decrease in the realized gas price for the three month period. Production increased from 39,043 Mcf for the quarter ended December 31, 2014 to 93,332 Mcf for the quarter ended December 31, 2015. The increase in production was offset by a decrease in the realized gas price which decreased from $3.82 per Mcf for the quarter ended December 31, 2014 to $2.25 per Mcf for the quarter ended December 31, 2015 due to a general decrease in the price of natural gas.

Gas revenues remained constant at $0.4 million for the six months ended December 31, 2014 and December 31, 2015. Production increased significantly from 85,588 Mcf for the six months ended December 31, 2014 to 183,414 Mcf for the six months ended December 31, 2015. The increase in production was due to the operators of our North Stockyard field being able to capture and sell a greater percentage of gas production following the installation of certain infrastructure improvements. The increase in production was offset by a decrease in the realized gas price which decreased from $4.72 per Mcf for the six months ended December 31, 2014 to $2.33 per Mcf for the six ended December 31, 2015 due to a general decrease in the price of natural gas.

Exploration expense

Exploration expenditures increased from $0.4 million for the quarter ended December 31, 2014, to $3.7 million for the quarter ended December 31, 2015. $0.1 million of the expenditure relates to the Badger well, drilled in our South Prairie prospect in North Dakota. This well was drilled in October 2015 and failed to produce hydrocarbons, therefore the costs associated with the well have been expensed in the current quarter. While work has continued on our Bluff well in our Hawk Springs project in Wyoming during the current quarter, the significant deterioration in global oil and gas prices seen during the quarter make it unlikely that further work to bring this well into production will be completed in the near term. $1.3 million in previously capitalized costs have been written off with respect to the Bluff well. $2.4 million was expensed in relation to our Hawk Springs project, and $0.5 million was expensed in relation to our Spirit of America 1 and 11 wells. Work performed on our Spirit of America 1 well failed to establish hydrocarbons in economic quantities.

$2.2 million was written off with respect to costs associated with acreage leasehold in our Hawk Springs project in Goshen County, Wyoming in the current quarter. Prior to this quarter, we were expensing these costs in line with lease expirations, however following the continued fall in the oil price, no further funds are expected to be spent with respect to this project in the near term, therefore all leasehold costs have been expensed.

Expenditure in the prior period relate to previously capitalized exploration expenditure written off in relation to lease expirations with respect to our Hawk Springs project in Wyoming.

Exploration expenditures decreased from $11.5 million for the six months ended December 31, 2014, to $4.2 million for the six months ended December 31, 2015. $0.1 million of the expenditure relates to the Badger well, drilled in our South Prairie prospect in North Dakota. This well was drilled in October 2015 and failed to produce hydrocarbons, therefore the costs associated with the well have been expensed in the current quarter.

Expenditure in the prior period relates previously capitalized exploration expenditure written off, primarily in relation to the Roosevelt project in Montana and the South Prairie project in North Dakota.

Impairment expense

During the three months ended December 31, 2015 we recognized $9.7 million in impairment expense compared to $3.0 during the quarter ended December, 2015. The impairment recognized in the current quarter primarily relates to our North Stockyard field and is driven by the sustained decrease in the oil price seen in the past year. The impairment during the quarter ended December 31, 2014 relates to our Gladys well in our Rainbow project.

During the six months ended December 31, 2015 we recognized $9.8 million in impairment expense compared to $3.1 million in the six months ended December 31, 2014.

Abandonment expense

Abandonment expense decreased from $0.1 million for the three months ended December 31, 2014 to $nil for the three months ended December 31, 2015.

Abandonment expense decreased from $0.2 million for the six months ended December 31, 2014 to $nil for the six months ended December 31, 2015.

Lease operating expense

Lease operating expenses (LOE) decreased from $1.5 million for the quarter ended December 31, 2014, to $1.1 million for the quarter ended December 31, 2015. Costs per BOE have decreased significantly from $24.17 for the quarter ended December 31, 2014 to $12.38 for the quarter ended December 31, 2015. Followed the continued deterioration in the oil price, a renewed focus on cost control has been implemented by the operators of our most significant wells, which are located in the North Stockyard Project in North Dakota.

Lease operating expenses decreased from $3.0 million for the six months ended December 31, 2014, to $2.8 million for the six months ended December 31, 2015. An increase in production has been offset by a decrease in LOE per barrel. Costs per BOE have decreased significantly from $24.69 for the six months ended December 31, 2014 to $15.67 for the six months ended December 31, 2015.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense increased from $1.1 million for the quarter ended December 31, 2014 to $1.4 million for the quarter ended December 31, 2015. The increase in depletion is primarily a result of the increase in the production. The per BOE cost decreased from $22.30 for the three months ended December 31, 2014 to $20.73 for the three months ended December 31, 2015.

Depletion, depreciation and amortization expense increased from $2.1 million for the six months ended December 31, 2014 to $2.9 million for the six months ended December 31, 2015. The increase in depletion is primarily a result of the increase in the production. The per BOE cost decreased from $22.35 for the six months ended December 31, 2014 to $20.05 for the six months ended December 31, 2015.

General and administrative expense

General and administrative expense decreased from $1.3 million for the quarter ended December 31, 2014 to $0.9 million for the quarter ended December 31, 2015. We have been actively trying to reduce our general and administrative costs in recent periods. Salaries were reduced by 15% for all employees effective September 1, 2015. We also reduced our staffing levels in light of the continued weakness in the global oil market. As a result of lower expense and increased production, general and administrative costs on a per BOE basis decreased from $25.14 for the quarter ended December 31, 2014 to $13.52 for the quarter ended December 31, 2015.

General and administrative expense also decreased from $2.5 million for the six months ended December 31, 2014 to $1.9 million for the six months ended December 31, 2015. As a result of lower expense and increased production, general and administrative costs on a per BOE basis decreased from $26.64 for the six months ended December 31, 2014 to $13.73 per BOE for the six months ended December 31, 2015.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-15	31-Dec-14
Cash provided by operating activities	$517,336	$628,889
Cash used in investing activities	(1,873,615)	(12,733,743)
Cash (used in)/provided by financing activities	302,475	9,372,190

Cash provided by operations changed from a net inflow of $0.6 million for the six months ended December 31, 2014, to a net inflow of $0.9 million for the six months ended December 31, 2015. Cash receipts from customers decreased from $7.0 million for six months ended December 31, 2014 to $6.5 million for the six months ended December 31, 2015, due to a decrease in the realized oil price despite an increase in production. Payments to suppliers and employees decreased from $6.3 million for the six months ended December 31, 2014 to $5.7 million for the six months ended December 31, 2015 following continued cost saving initiatives.

Cash used in investing activities decreased from $12.7 million for the six months ended December 31, 2014 to $1.8 million of cash used for the six months ended December 31, 2015. The cash outflow for the prior period related to ongoing drilling activities in our North Stockyard project in North Dakota. The cash outflow in the current period relates to continued work in our North Stockyard field, though no new wells were drilled in this period. It also includes the $0.5 million non-refundable deposit paid to the seller in relation to our pending acquisition of certain oil and gas assets in North Dakota and Montana.

Cash provided by financing activities decreased from a cash inflow of $9.3 million for the six months ended December 31, 2014 to $0.3 million for the six months ended December 31, 2015. Cash inflow for the current period $0.3 million in proceeds from borrowings from our credit facility. Cash inflow in the prior period is a result of the drawdown of borrowings from our credit facility with our primary lender.

All options outstanding as at December 31, 2015 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2015.

Our current budget for exploration, exploitation and development capital expenditures in fiscal 2016 is $1.4 million, of which we incurred approximately $1.1 million during the first three months of the fiscal year. These expenditures were funded through our current cash on hand and cash generated from oil sales. Due to the sustained decrease in oil price, we do not have any additional development or exploration drilling planned for the immediate future.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, which is fully drawn at December 31, 2015. As a result, unless the borrowing base is increased or we pay down outstanding borrowings, we are unable to borrow additional amounts under this facility.

Our primary lender is currently assessing our borrowing base in conjunction with the pending acquisition of certain assets including proved reserves in Montana and North Dakota, as announced in a Form 8-K filed on January 7, 2016. The acquisition was due to close on February 15th, but the continuing volatility in petroleum markets has prevented us from concluding arrangements for financing of the acquired assets with the Company’s primary lender. While we remain optimistic that we will obtain the necessary financing and close the acquisition, our failure to meet the February 15th deadline entitles the seller to terminate the purchase agreement at any time. We currently expect that the necessary financing will be obtained on or before February 29th, 2016, and that the seller will close the sale on that date. There can be no assurance, however, that the seller will not exercise its right to terminate before we obtain the funds needed and close the transaction. The Company’s primary lender has indicated that it is considering providing the funds needed to close the acquisition. If it does agree to provide the funds, we expect our borrowing base to be increased to $34.5 million following the closing of the acquisition. We believe that this funding would be subject to certain additional commitments, including finding an additional source of capital in order to reduce the lender’s exposure within a reasonable time period following the closing of the acquisition and a continued reduction in our general and administrative expenditure.

If this acquisition does not close as proposed or is terminated by the seller, it is likely that our borrowing base would be decreased, and we would need to repay outstanding amounts under the credit facility in excess of the decreased borrowing base to cure the resulting breach. Under the credit facility, we must commence repayment of outstanding amounts in excess of the reduced borrowing base within 30 days of our receipt of a borrowing base deficiency notice.  Such excess is required to be repaid in six equal consecutive monthly installments, unless our primary lender consents to an extension or amendment to this timeline.  Our failure to timely repay such amounts would be deemed an event of default under our credit agreement.  In the current oil pricing climate, there can be no guarantee of our ability to timely repay such amounts.

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

In November 2014, we entered into the First Amendment to the Company’s Credit Agreement with our primary lender to increase the borrowing base of the reserve based lending facility to $19 million, increase the maximum available under the facility to $50 million and decrease the interest rate.

The credit facility includes the following covenants, which will be tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 3.5
•	Interest coverage ratio minimum of 2.5 to 1.0

The credit facility also includes an annual cap on general and administrative expenditures of $6,000,000 commencing the twelve months ended December 31, 2014.

For the quarter ended December 31, 2014 we were in breach of our Debt to EBITDAX covenant. Our primary lender has given us a waiver with respect to this breach for that quarter only. We were in compliance with all other covenants.

For the quarter ended March 31, 2015 we were in breach of our Debt to EBITDAX covenant. Our primary lender has given us a waiver with respect to this breach for that only. We were in compliance with all other covenants.

We were in compliance with all of our covenants for the quarter ended June 30, 2015.

As at September 30, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We received a waiver from our primary lender with respect to these covenants for this quarter only.

As at December 31, 2015 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from our primary lender with respect to these covenants for this quarter only, and they are still considering this request.

The credit facility in the current period has been presented as a current liability. In previous periods (prior to the quarter ended September 30, 2015) the facility was presented as a non-current liability. Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants. We are working with the bank to renegotiate our facility and will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted. If we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

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

Our main sources of liquidity during the six months ended December 31, 2015 was cash on hand and cash flow from operations. We also drew down the remaining $301,000 from our primary lender in December 2015. This drawdown in part funded our non-refundable $500,000 deposit for our pending acquisition of oil and gas assets in North Dakota and Montana.

During the prior three fiscal years, our three main sources of liquidity were (i) borrowings under our credit facility, (ii) equity issued to raise $21.4 million and (iii) our tax refund of $5.6 million from the Internal Revenue Service, received in February 2013. During the years prior to the fiscal year ended June 30, 2012, our primary sources of liquidity were the sale of acreage and other oil and gas assets.

Our cash position as of December 31, 2015 decreased from June 30, 2015 largely due to payments for drilling and fracturing activities in our North Stockyard project in North Dakota, a deposit of $500,000 paid for our pending acquisition and lower oil and gas revenues due to lower commodity prices..

If future production rates are less than anticipated, the oil price continues to deteriorate for an extended, or our proposed acquisition does not close, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties. See the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 including “Drilling results in emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.” and “Inadequate liquidity could materially and adversely affect our business operations.” See also Part II, Item 1A of this report below.

 Looking Ahead

We plan to focus on five main objectives in the coming 12 months:

•	Continued focus on cost savings and efficiency across all aspects of the Company including lease operating costs and general and administrative costs
•	Continued focus on strengthening the Balance Sheet through an appropriate injection of capital
•	The closing of our proposed acquisition of certain oil and gas assets in North Dakota and Montana, and if the closing occurs, the review and workover of such assets;
•	The continued appraisal of our Cane Creek project in the Paradox basin in Utah; and
•	The continued search and appraisal of new development and exploration projects that add value to our current portfolio at lower oil prices

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of December 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Part II — Other Information

Item 1.    Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Halliburton Dispute

In 2013, Halliburton Energy Services, Inc., a co-participant in the Company’s Hawk Springs project, filed a complaint in Harris County, Texas District Court against Samson USA seeking unpaid oil revenue attributable to its ownership interest in the Hawk Springs Project. The unpaid oil revenue was approximately $126,000 at that time, and has since increased to approximately $170,000. Samson USA answered the complaint, including counterclaims against Halliburton arising out of Samson USA’s engagement of Halliburton’s Project Management group in May of 2011 in connection with its drilling program in Roosevelt County, Montana. In those counterclaims, Samson USA claimed approximately $336,000 from Halliburton on account of Halliburton’s refusal to pay an invoice for demobilization of the drilling rig used in the Roosevelt project. Samson USA also counterclaimed for a judicial accounting of the fees and expenses Halliburton charged to Samson in connection with the Spirit of America well in Goshen County, Wyoming, and the Australia II well in Roosevelt County, Wyoming, in light of Samson USA’s prior discovery of self-dealing and bill padding by Halliburton’s onsite project manager. In September 2015, Samson filed an amended counterclaim in which it has alleged that (i) Halliburton selected a rig that was inappropriate for the geology where the Spirit of America 1 well was located, and (ii) the project supervisor assigned by Halliburton to oversee the construction and drilling of the Spirit of America 1 well was unqualified and lacked the credentials and experience to perform the duties required of a project manager. Samson has alleged that Halliburton’s failure in this regard caused Halliburton to be unable to reach the target reservoir and, in the process, caused Samson to incur $4,505,587 in costs that could have been avoided if a proper rig and qualified project supervisor had been selected and used on the project. The parties have attended one mediation session with a court appointed mediator, however this failed to reach an agreement. Another mediation is scheduled to be held on March 10, 2016.

While Samson believes its counterclaims are meritorious and is confident that Samson USA will obtain a net positive recovery from the litigation, there can be no assurance as to the ultimate outcome.

Item 1A.   Risk Factors.

Our failure to close the pending acquisition of oil and gas assets in North Dakota and Montana may result in a borrowing base deficiency under our credit facility with our primary lender.  If not timely remedied, this borrowing base deficiency would result in an event of default under the credit facility.

The closing of our pending acquisition of certain oil and gas assets in North Dakota and Montana is contingent on our obtaining financing to pay the remaining $16 million of the $16.5 million purchase price for the assets.  As of February, 15, 2016, the seller has the right to terminate the purchase and sale agreement at any time.  If this acquisition does not close as proposed or is terminated by the seller, it is likely that our borrowing base would be decreased, and we would need to repay outstanding amounts under the credit facility in excess of the decreased borrowing base to cure the resulting breach. Under the credit facility, we must commence repayment of outstanding amount in excess of the reduced borrowing base within 30 days of our receipt of a borrowing base deficiency notice.  Such excess is required to be repaid in six equal consecutive monthly installments, unless our primary lender consents to an extension or amendment to this timeline.  Our failure to timely repay such amounts would be deemed an event of default under our credit agreement. In the current oil pricing climate, there can be no guarantee of our ability to timely repay such amounts, at which time will need to assess our liquidity position.

In addition to the risks described above and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The risks disclosed herein and in our Annual Report on Form 10-K could materially affect our business, financial condition or future results.  The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results in the future.

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

SAMSON OIL & GAS LIMITED

Date: February 22, 2016	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2016	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)