Form 10-Q
period 2016-03-31
Samson Oil & Gas LTD
filed 2016-05-16
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 3,215,854,701 ordinary shares outstanding as of May 13, 2016.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED March 31, 2016

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets, March 31, 2016 and June 30, 2015	4

	Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 and nine months ended March 31, 2016 and 2015	5

	Consolidated Statement of Changes in Stockholders’ Equity/(Deficit) for the nine months ended March, 2016	6

	Consolidated Statement of Cash Flows for the nine months ended March 31, 2016 and 2015	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II — Other Information		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-16	30-Jun-15
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$532,552	$2,062,720
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	2,021,448	3,645,223
Prepayments	143,143	372,079
Restricted cash - bonding	350,000	-
Oil inventory	425,925	-
Fair value of derivative instrument	-	159,216
Total current assets	3,473,068	6,239,238
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $57,715,498 and $44,273,976 at March 31, 2016 and June 30, 2015, respectively	34,662,416	29,715,540
Other property and equipment, net of accumulated depreciation and amortization of $574,676 and $553,428 at March 31, 2016 and June 30, 2015, respectively	125,231	248,521
Net property, plant and equipment	34,787,647	29,964,061
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	-	101,269
Undeveloped capitalized acreage	-	2,491,422
Capitalized exploration expense	220,703	1,388,798
Other	298,069	342,069
TOTAL ASSETS	$38,779,487	$40,526,857

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,253,716	$1,678,915
Accruals	707,395	1,999,344
Fair value of derivative instruments	27,691	-
Vendor facility	4,000,000
Credit facility	30,500,000	-
Provision for annual leave	195,416	219,414
Total current liabilities	36,684,218	3,897,673
NON CURRENT LIABILITIES
Asset retirement obligations	3,361,590	1,263,674
Fair value of derivative instruments	185,148	-
Credit facility	-	18,699,000
TOTAL LIABILITIES	40,230,956	23,860,347
STOCKHOLDERS’ (DEFICIT)/EQUITY – nil par value
2,837,834,301 (equivalent to 14,189,172 ADR’s) and 2,837,782,022 (equivalent to 14,188,910 ADR’s) ordinary shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	104,492,749	104,491,774
Accumulated other comprehensive income	930,439	996,256
Accumulated deficit	(106,874,657)	(88,821,520)
Total stockholders’ (deficit)/equity	(1,451,469)	16,666,510
TOTAL LIABILITIES AND STOCKHOLDERS’(DEFICIT)/ EQUITY	$38,779,487	$40,526,857

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended

	31-Mar-16	31-Mar-15	31-Mar-16	31-Mar-15
REVENUES AND OTHER INCOME:
Oil sales	$960,705	$2,398,226	$5,281,528	$7,939,471
Gas sales	156,333	263,823	583,292	667,826
Other liquids	9,580	-	38,127	-
Interest income	255	6,365	2,457	25,888
Gain on derivative instruments	-	371,852	214,055	3,459,558
Other	879,330	1,297	897,232	8,068
TOTAL REVENUE AND OTHER INCOME	2,006,203	3,041,563	7,016,691	12,100,811

EXPENSES:
Lease operating expense	(661,394)	(1,306,117)	(3,492,564)	(4,278,234)
Depletion, depreciation and amortization	(791,104)	(1,658,784)	(3,674,347)	(3,732,464)
Impairment expense	(49,126)	(543,820)	(9,852,113)	(3,604,504)
Abandonment expense	-	(11,868)	-	(226,671)
Exploration and evaluation expenditure	(21,399)	(93,041)	(4,214,118)	(11,558,997)
Accretion of asset retirement obligations	(15,353)	(9,186)	(45,357)	(25,527)
Amortization of borrowing costs	(35,485)	(35,063)	(106,457)	(100,195)
Interest expense	(207,650)	(176,415)	(594,046)	(407,700)
Loss on derivative instruments	(358,514)	-	-	-
Acquisition costs	(215,853)	-	(215,853)	-
General and administrative	(902,455)	(1,151,294)	(2,874,973)	(3,623,366)
TOTAL EXPENSES	(3,258,333)	(4,985,588)	(25,069,828)	(27,557,658)

Loss from operations	(1,252,130)	(1,944,025)	(18,053,137)	(15,456,847)
Income tax benefit	-	-	-	-
Net loss	(1,252,130)	(1,944,025)	(18,053,137)	(15,456,847)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain/(loss)	(1,653)	(88,059)	(65,817)	(314,458)
Total comprehensive loss for the period	$(1,253,783)	$(2,032,084)	$(18,118,954)	$(15,771,305)

Net loss per ordinary share from operations:
Basic – cents per share	(0.04)	(0.07)	(0.64)	(0.54)
Diluted – cents per share	(0.04)	(0.07)	(0.64)	(0.54)

Weighted average ordinary shares outstanding:
Basic	2,837,834,301	2,837,782,022	2,837,830,689	2,837,775,738
Diluted	2,837,834,301	2,837,782,022	2,837,830,689	2,837,775,738

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

			Accumulated
			Other	Total
	Ordinary	(Accumulated	Comprehensive	Stockholders
	Shares	Deficit)	Income	Deficit
Balance at June 30, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510
Net loss	-	(18,053,137)	-	(18,053,137)
Foreign currency translation loss, net of tax of $nil	-	-	(65,817)	(65,817)
Total comprehensive loss for the period	-	(18,053,137)	(65,817)	(18,118,954)
Exercise of options	1,475	-	-	1,475
Cost associated with issue of equity	(500)	-	-	(500)
Balance at March 31, 2016	$104,492,749	$(106,874,657)	$930,439	$(1,451,469)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	31-Mar-16	31-Mar-15
Cash flows provided by operating activities
Receipts from customers	$8,482,172	$9,403,571
Payments to suppliers & employees	(7,345,116)	(8,815,489)
Interest received	2,444	25,719
Proceeds from derivative instruments	437,380	846,916
Interest paid	(603,027)	(331,258)
Payments for bonding	(350,000)	-
State income taxes paid	-	(107,135)
Net cash flows provided by operating activities	623,853	1,022,324
Cash flows used in investing activities
Payments for plant & equipment	-	(20,249)
Payments for exploration and evaluation	(578,105)	(1,803,402)
Payments for oil and gas properties	(1,811,612)	(15,988,477)
Net cash flows used in investing activities	(2,389,717)	(17,812,128)
Cash flows provided by financing activities
Proceeds from the exercise of options	1,475	880
Proceeds from borrowings	301,000	13,000,000
Borrowing costs	-	(83,690)
Share issuance costs	(500)	(45,000)
Net cash flows provided by financing activities	301,975	12,872,190
Net (decrease) in cash and cash equivalents	(1,463,889)	(3,917,614)
Cash and cash equivalents at the beginning of the fiscal period	2,062,720	6,846,394
Effects of exchange rate changes on cash and cash equivalents	(66,279)	(325,387)
Cash and cash equivalents at end of fiscal period	$532,552	$2,603,393

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

Accruals.   Accrued liabilities at March 31, 2016 and June 30, 2015 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at March 31, 2016 and June 30, 2015 include insurance premiums and other subscription costs paid in advance for the year.

Prepayments at June 30, 2015 also included cash advanced to the operators of our South Prairie exploration project for a future exploration well and insurance premiums paid in advance for the year. The exploration well was drilled in October 2015 and was a dry hole. Costs were expensed as incurred.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. These changes have had no material impact on the financial statements.

Recent Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements –Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and annual and interim periods thereafter. This standard is not expected to have an impact on the Company’s consolidated financial statements and we are currently assessing the expected impact on footnote disclosures.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Nine months ended
	31-Mar-16	31-Mar-15	31-Mar-16	31-Mar-15
Dilutive	-	-	-	-
Anti–dilutive	320,615,486	324,643,740	322,400,133	367,910,312

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	31-Mar-16	31-Mar-15	31-Mar-16	31-Mar-15
Net income (loss)	$(1,252,130)	(1,944,025)	$(18,053,137)	(15,456,847)

Basic weighted average ordinary shares outstanding	2,837,834,301	2,837,782,022	2,837,830,689	2,837,775,738
Basic earnings per ordinary share – cents per share	(0.04)	(0.07)	(0.64)	(0.54)
Diluted earnings per ordinary share – cents per share	(0.04)	(0.07)	(0.64)	(0.54)

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

The liabilities settled in the nine months to March 31, 2015 relate to work performed to plug and abandon three wells in our Greens Canyon prospect in Wyoming. These wells were drilled 10 years ago and did not produce economic quantities of hydrocarbons. The liabilities settled in the nine months ended March 31, 2016 relates to the plugging of one well in our North Stockyard property, the Harstad. This well’s performance was sub-optimal and experienced high levels of hydrogen sulphide. The additions in the current quarter are a result of the Foreman Butte acquisition completed on March 31, 2016.

The amount recorded as a current liability in the current period, relates to work expected to be performed in our Hawk Springs project in Wyoming prior to December 31, 2016.

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2016 and 2015:

	Nine months ended
	31-Mar-16	31-Mar-15
Asset retirement obligations at beginning of period	$1,810,674	$1,775,792
Liabilities incurred or acquired	1,868,273	719,920
Liabilities settled	(46,322)	(710,561)
Disposition of properties	-	-
Accretion expense	45,357	25,527
Asset retirement obligations at end of period	3,677,982	1,810,678
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(316,392)	(135,429)
Long-term asset retirement obligations	$3,361,590	$1,675,249

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2016 and June 30, 2015.

	Carrying value at March 31, 2016	Level 1	Level 2	Level 3	Netting (1)	Fair Value at March 31, 2016
Current Assets:
Cash and cash equivalents	$532,552	$532,552	$-	$-	$-	$532,552
Derivative Instruments	-	-	551,556	-	(551,556)	-

Non Current Assets
Derivative Instruments	-	-	446,923		(446,923)	-

Current Liabilities
Derivative instruments	27,691	-	579,247	-	(551,556)	27,691

Non Current Liabilities
Derivative Instruments	185,148	-	632,071		(446,923)	185,148

	Carrying value at June 30, 2015	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2015
Current Assets:
Cash and cash equivalents	$2,062,720	$2,062,720	$-	$-	$-	$2,062,720
Derivative Instruments	159,216	-	379,540	-	(220,324)	159,216

Non Current Assets
Derivative Instruments	101,269	-	298,703	-	(197,434)	101,269

Current Liabilities
Derivative instruments	-	-	220,324	-	(220,324)	-

Non Current Liabilities
Derivative Instruments	-	-	197,434	-	(197,434)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Some oil and gas properties are stated at fair value as at March 31, 2016. As a result of the significant decline in oil prices experienced in recent months, the carrying value of oil and gas properties was reviewed and subject to impairment costs of $9.6 million for the nine months ended March 31, 2016 relating to our North Stockyard field due to the continued decrease in the oil price.

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

Halliburton Dispute

In March 2016, we settled our outstanding dispute with Halliburton. Under the settlement Halliburton agreed to pay Samson $725,000 and release Samson from its obligation to pay Haliburton $170,000 in revenue relating to its interest in the Defender well in Wyoming. Samson also agreed to forgive $18,000 in unpaid joint interest billings. The impact of these transactions was recognized in other income. This settlement ends this dispute.

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

As of March 31, 2016 we had capitalized exploration expenditures of $0.2 million. This amount primarily relates to costs incurred in connection with our Cane Creek project in Utah.

During the nine months ended March 31, 2016 we have written off $4.1 million in capitalized exploration expenditure, of which $1.3 million related to our Bluff well in our Hawk Springs project. This well has been shut in to observe pressure build up in the well bore. We have not yet determined our final course of action with respect to this well bore, however given the current oil price environment its unlikely that we will commit any further funds to this well in the near term, therefore all costs capitalized associated with this well have been written off. We also wrote off $2.4 million in previously capitalized expenditure in relation to leasehold costs for our Hawk Springs project. In past periods we had written off this leasehold costs as the associated acreage expired. Following the continued deterioration in the oil price, we are not currently committing any funds to further exploration on this leasehold and thus the decision was made to expense all previously capitalized expenditures. The remaining $0.4 million in costs written off relates to costs capitalized with respect to activities on our Spirit of America 1 and Spirit of America 11 wells in our Hawk Springs project in Goshen County, Wyoming. Work performed on these wells failed to demonstrate that hydrocarbons existed in economic quantities.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

During the nine months ended March 31, 2016, 52,279 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $1,475.

During the nine months ended March 31, 2015 24,025 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $880.

All options exercised were issued in a public rights offering conducted in June 2013.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Nine months ended
	31-Mar-16	31-Mar-15

Net loss after tax	$(18,053,137)	$(15,456,847)
Depletion, depreciation and amortization	3,674,347	3,732,464
Accretion of asset retirement obligation	45,357	25,527
Impairment expense	9,852,113	3,604,504
Exploration and evaluation expenditure	4,214,118	11,558,997
Amortization borrowing costs	106,457	100,195
Abandonment expense	-	226,671
Non cash (gain)/loss on derivative instruments	473,324	(2,374,018)
Acquistion costs	215,853	-

Changes in assets and liabilities:

Decrease in receivables	1,623,775	2,480,349
Increase/(decrease) in provision for annual leave	(23,998)	6,310
(Decrease)/Increase in payables	(1,504,356)	(2,881,828)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$623,853	$1,022,324

10. Credit Facility

	Nine months ended
	31-Mar-16	31-Mar-15
Credit facility at beginning of period	$18,699,000	$6,000,000
Cash advanced under facility	$301,000	13,000,000
Cash committed to be advanced under facility	11,500,000
Repayments	-	-
Credit facility at end of period (1)	$30,500,000	$19,000,000
		-
Funds available for drawdown under the facility	$-	-

(1)	The credit facility in the current period has been presented as a current liability. In previous periods (prior to the quarter ended September 30, 2015) the facility was presented as a non-current liability. Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants. We are working with the bank to renegotiate our facility and extend the term of the facility, we will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million which was fully drawn down as of December 31, 2015. In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016;
•	A requirement to pay down at least $10 million of the loan by June 30, 2016; and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement.

The current borrowing base is fully drawn and unless the borrowing base is increased or we pay down outstanding borrowings, we are unable to borrow additional amounts under this facility.

The borrowing base under our credit facility may be increased, (up to the credit facility maximum of $50.0 million) or decreased depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. The interest rate is LIBOR plus 3.75% or approximately 4.02% for the quarter March 31, 2016. This increased to LIBOR plus 6% following the extension in the facility.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 5.75 for the quarter ended March 30, 2016 through to September 30, 2016 reducing to 4.00 by September 30, 2017
•	Senior leverage ratio of no greater than 4.25 to 1 for the quarter ended June 30, 2016 reducing to 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

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

As at March 31, 2016 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from our primary lender with respect to these covenants for this quarter only.

If the current pricing environment does not improve it will difficult to maintain compliance with covenants based our current debt levels. If we are not in compliance with the financial covenants in the credit facility, or if we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

We incurred $0.6 million in borrowing costs (including legal fees and bank fees) in connection with the establishment of this facility which have been deferred and are being amortized over the life of the facility.

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

During the quarter ended March 31, 2016 we recognized $358,514 in loss on derivative instruments in the Statement of Operations.

During the quarter ended March 31, 2016 we closed out our previous hedge positions and added new hedges. We added collars and fixed swaps for both oil and gas for the two year period from April 2016 to May 2018, in line with the requirements of our amended credit facility with Mutual of Omaha Bank. A portion of these hedges had deferred premiums associated with them. These deferred premiums are included in the mark to mark value of our hedges recorded in the Balance Sheet.

At March 31, 2016 the Company’s open derivative contracts consisted of the following:

Collars
Product	Start Date	End Date	Volume	Floor	Ceiling	Deferred Premium
WTI	1-May-16	30-Apr-18	147,462	41.50	63.00	(506,242)
Henry Hub	1-May-16	31-Oct-16	192,029	1.90	2.40	-
Henry Hub	1-Nov-16	31-Mar-17	134,088	2.60	3.35	(17,431)
Henry Hub	1-Apr-17	31-Oct-17	167,682	2.40	2.91	-
Henry Hub	1-Nov-17	30-Apr-18	127,030	2.80	3.60	(24,135)
						(547,808)

Costless Swaps

Product	Start	End	Volume (BO)	Swap
WTI	1-May-16	31-Dec-16	113,925	41.20
WTI	1-Jan-17	31-Dec-17	141,255	44.09
WTI	1-Jan-18	30-Apr-18	39,720	45.55

Oil Price Collars - WTI	Volumes (Bbls)	Sub Floor US$	Floor US$	Ceiling US$
April 2016	3,000	-	67.50	82.50
April 2016	2,250	40.00	55.00	80.00

12. Subsequent Events

Although the acquisition of the Foreman Butte project was completed on March 31, 2016, the settlement of the payment to the vendor and the drawdown of the additional debt under our credit facility did not occur until April 1, 2016. The impact of this acquisition has been included in the financial statements as at March 31, 2016 based on our preliminary acquisition accounting. We are still reviewing this accounting and expect to make changes to this in the Form 10-K for the 12 months ended June 30, 2016. The acquisition had a $16 million purchase price, subject to customary adjustments. On December 31, 2015 we paid a deposit of $0.5 million for this acquisition to the vendor. The remaining purchase price was funded through an extension to our current credit facility of $11.5 million and a further $4.0 million in vendor financing. Further details with the respect to our credit facility can be found in Note 10. The vendor financing of $4.0 million accrues 10% interest and is payable prior to March 31, 2017. We expect to file a Form 8-K with respect to this transaction prior to June 15, 2016.

As announced in a Form 8-K filed on April 12, 2016 we issued 378,020,400 ordinary shares at $0.0037 per ordinary share to raise gross proceeds of $1,398,675.

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

Overview

We are an independent energy company primarily engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties.  Our strategy is to focus on the exploration, exploitation and development of our major oil plays – the Niobrara, Permian and Pennsylvanian in Goshen County, Wyoming and the Bakken in Williams County, North Dakota.   In March we closed on an acquisition (the “Foreman Butte Acquisition”) of certain assets located in North Dakota and Montana, which we refer to as the “Foreman Butte Project,” for a purchase price of $16 million. The acquired assets consist of producing oil and gas wells, shut in wells and associated facilities. The wells are located in the Madison and Ratcliffe formations. The majority of these wells will be operated by us, however there are a number of non-operated wells also included in this package. We have been approved as operator of record by the Montana Board of Oil and Gas Conservation effective May 1, 2016 for the locations in Montana. We are still waiting on approval from the North Dakota Industrial Commission for locations in North Dakota. We expect to receive this by June 1, 2016.

Our net oil production was 41,927 barrels of oil for the quarter ended March 31, 2016 (excluding the impact of acquired production), compared to 63,750 barrels of oil for the quarter ended March 31, 2015.  The decrease in oil production was due to the natural decline in production witnessed in Bakken wells.

Our net gas production was 92,399 Mcf for the quarter ended March 31, 2016, compared to 75,615 Mcf for the quarter ended March 31, 2015. The increase in gas production is due to gas capture facilities being built on more well locations over the prior 12 months.

Our net oil production was 154,156 barrels of oil for the nine months ended March 31, 2016 compared to 142,272 barrels of oil for the nine months ended March 31, 2015. The increase in oil production is due to new wells commencing production in our North Stockyard project during the year ended June 30, 2015.

Our net gas production was 271,469 Mcf for the nine months ended March 31, 2016, compared to 159,466 Mcf for the nine months ended March 31, 2015.

For the three months ended March 31, 2016 and March 31, 2015, we reported a net loss of $1.3 million and a net loss of $1.9 million, respectively. The loss in the current period reflects a $0.9 million in depletion, amortization and impairment while the loss in the prior period reflects a $2.2 million depletion, amortization and impairment expenditure. See “Results of Operations” below.

For the nine months ended March 31, 2016 and March 31, 2015, we reported a net loss of $18.1 million and a net loss of $15.5 million, respectively. The loss in the current period reflects a $4.2 million in exploration expenditure and impairment expense of $9.9 million while the loss in the prior period reflects a $3.6 million of impairment expenditure and $11.6 million in write off of previously capitalized exploration expenditure. See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter and Nine Months Ended March 31, 2016 and Current Activities

Acquisition: Producing Properties

Foreman Butte Project, McKenzie County, North Dakota

Mississippian Madison Formation, Williston Basin

Samson 87% Operated Average Working Interest

On March 31st, we closed on the acquisition of 51,305 net acres of oil and gas leases, producing oil and gas wells, currently shut-in wells and associated facilities in North Dakota and Montana for a cash price of $16.0 million. The properties produced approximately 720 BOPD from 41 net producing wells, based on pre-acquisition data. Netherland Sewell & Associates have estimated that the properties contain Proved Reserves of 8.5 million barrels of oil with a Net Present Value of $84.9 million as at October 1st, 2015, the effective date of the transaction.

The 51,305 net acres of petroleum leases that were acquired include the right to exploit hydrocarbons down to the top of the Bakken Formation. For a portion of the leases, we are also acquiring the rights to the deeper geologic section below the Bakken pool. The properties have been in production for several years and represent production from various geologic horizons above the Bakken Formation, including the Ratcliffe and Mission Canyon intervals of the Mississippian Madison Formation which provide conventional oil and gas accumulations in this region. The properties have largely been developed using 640 acre horizontal wells or 40 acre vertical wells. With the current lower oil service costs, we envisages development of the acquired PUD locations by using longer laterals, infilling the historical 640 acre wells or developing 40 acre infills adjacent to existing or known production.

Our immediate focus, however, will be on the 18 wells in the PDNP category, since we expect that these wells can be bought back on line with minimal capital expenditure of $500,000. If certain wells are not brought back on line in a timely fashion we may face plugging liabilities for these wells earlier than we currently have planned. We also sees additional upside using an acid-based stimulation of the existing PDP and PDNP wells in light of the reservoir’s calcium carbonate-based architecture. No stimulation of these reservoirs has ever been undertaken but this style of stimulation treatment has resulted in a 4-10 times uplift in production rates in other wells in the region, thought there can be no guarantee that we will achieve the same level of success.

We are still finalizing our acquisition accounting for this project. This will be completed prior to the finalization of the June 30, 2016 10-K.

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

We concluded our extended flow test on the Bluff #1-11 well. The Permian Hartville sand (from 7738 feet-7756 feet) produced 1.2 BCF of nitrogen gas during a 100 day flow test. The goals of the test were to determine the reservoir drive mechanism and the type of fluid (oil or water, which was identified from the pressure transient analysis and seismic inversion data) beneath the nitrogen gas cap. From the pressure transient analysis data, we forecasted that it would take another year and half before the water or oil leg could be seen at the well. The gas/fluid contact moved 180 feet over the 100 day flow test period and would have to move another 420 feet to eventually reach the wellbore. Due to this lack of movement, we have continued to shut the well in to monitor the pressure build-up which can hopefully determine if there is any continuing fluid movement in the reservoir. We would expect to observe the pressure again during the quarter ended June 30, 2016. If the pressure builds back up to the original bottom hole pressure, we may be able to determine that the drive mechanism is an active water drive at which point it may be worth opening the well up again to flow and look for an oil leg. If the bottom hole reservoir pressures remain low after the build-up, the Permian Hartville zone will be abandoned and additional recompletions will occur in the uphole zones where other hydrocarbon shows were observed.

Following the continued degradation in the oil price, $1.4 million, representing all current costs associated with this well were written off during the quarter ended December 31, 2015. The review of the pressure buildup is expected to be completed by mid-year 2016 however additional costs are not expected to be incurred with respect to this well unless a sustained recovery in the oil price is observed.

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

South Prairie Project, North Dakota

Mississippian Mission Canyon Formation, Williston Basin

Samson 25% working interest

Samson has a 25% working interest in 25,590 net acres located on the eastern flank of the Williston Basin in North Dakota. The first well of the project, the Matson #3-1 well was drilled and determined to be a dry hole and was plugged and abandoned in the prior year

In June 2015, we elected to participate in our proportionate 25% working interest in 900 net acres in the Birch prospect. The target zone is the Wayne zone of the Mississippian Mission Canyon Formation to be found at an expected depth of 4,800 feet, measured depth.  We participated at our proportionate 25% working interest in the drilling of the Badger #1 well in Section 29 of Township 157N, Range 81W in Ward County, North Dakota. The well was drilled to a depth of 4,900 feet in 7 days for the total cost of approximately $350,000 (our share is approximately $90,000). The prospect was identified as a 375 acre 4-way structural closure on the South Prairie 3-D seismic survey. Approximately 30 feet of structural closure relief was interpreted. The targeted porosity zone of the Mississippian Mission Canyon Formation was found at a depth of 4,774 feet MD, which was 55 feet structurally high to the offsetting Anschutz Helseth #1 well and 36 feet high to the offsetting Apache Corporation’s Ward Estate #1-29 well proving the existence of the 4-way structural closure. However, low resistivity readings, a lack of oil shows, and calculated high water saturations (>80%) indicate the targeted reservoir is non-productive. Hence, the decision was made to plug and abandon the well.

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

We have 22 wells in this field with all wells currently producing.

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

They produce 93% of our total oil production and 84% of our total gas production for the March 2016 quarter.

Results of Operations

For the three months ended March 31, 2016, we reported a net loss of $1.3 million compared to a net loss of $1.9 million for the same period in 2015.

For the nine months ended March 31, 2016 we reported a net loss of $18.1 million compared to a net loss of $15.5 million for the same period in 2015.

The following tables sets forth selected operating data for the three months ended:

	Three months ended
	31-Mar-16	31-Mar-15	31-Dec-15
Production Volume
Oil (Bbls)	41,927	63,750	51,888
Natural gas (Mcf)	92,399	71,188	93,332
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	57,327	75,615	67,443

Sales Price
Realized Oil ($/Bbls)	$22.91	$37.62	$36.58
Impact of settled derivative instruments	$13.78	$9.69	$1.74
Derivative adjusted price	$36.69	$47.31	$38.32

Realized Gas ($/Mcf)	$1.69	$3.71	$2.25

Expense per BOE:
Lease operating expenses	$8.58	$12.97	$12.38
Production and property taxes	$2.96	$4.30	$4.16
Depletion, depreciation and amortization	$13.80	$21.94	$20.75
General and administrative expense	$15.74	$15.23	$13.52

	Nine months ended
	31-Mar-16	31-Mar-15
Production Volume
Oil (Bbls)	154,156	142,272
Natural gas (Mcf)	271,469	159,466
BOE	199,401	168,850

Sales Price
Realized Oil ($/Bbls)	$34.26	$55.80
Impact of settled derivative instruments	$4.46	$7.63
	$38.72	$63.43

Realized Gas ($/Mcf)	$2.15	$4.19

Expense per BOE:
Lease operating expenses	$13.76	$19.38
Production and property taxes	$3.76	$5.96
Depletion, depreciation and amortization	$18.43	$22.11
General and administrative expense	$14.42	$21.46

The following table sets forth results of operations for the following periods:

	Three months ended		3Q16 to 3Q15	Three months ended	3Q16 to 2Q16
	31-Mar-16	31-Mar-15	change	31-Dec-15	Change
Oil sales	$960,705	$2,398,226	$(1,437,521)	$1,898,240	$(937,535)
Gas sales	156,333	263,823	(107,490)	210,212	(53,879)
Other liquids	9,580	-	9,580	27,201	(17,621)
Interest income	255	6,365	(6,110)	667	(412)
Gain on derivative instruments	-	371,852	(371,852)	200,017	(200,017)
Other	879,330	1,297	878,033	265	879,065

Lease operating expense	(661,394)	(1,306,117)	644,723	(1,102,441)	441,047
Depletion, depreciation and amortization	(791,104)	(1,658,784)	867,680	(1,399,511)	608,407
Impairment	(49,126)	(543,820)	494,694	(9,682,965)	9,633,839
Abandonment expense	-	(11,868)	11,868	-	-
Exploration and evaluation expenditure	(21,399)	(93,041)	71,642	(3,699,651)	3,678,252
Accretion of asset retirement obligations	(15,353)	(9,186)	(6,167)	(15,116)	(237)
Interest expense	(207,650)	(176,415)	(31,235)	(196,357)	(11,293)
Loss on derivative instruments	(358,514)	-	(358,514)	(196,357)	(162,157)
Amortization of borrowing costs	(35,485)	(35,063)	(422)	(35,486)	1
Acquisition costs	(215,853)	-	(215,853)	-	(215,853)
General and administrative	(902,455)	(1,151,294)	248,839	(911,925)	9,470
Net loss	$(1,252,130)	$(1,944,025)	$691,895	$(14,903,207)	$13,651,077

Comparison of Quarter Ended March 31, 2016 to Quarter Ended March 31, 2015 and for the nine months ended March 31, 2016 and nine months ended March 31, 2015.

The completion of the acquisition of the Foreman Butte project has not had any material impact on the results for the quarter or the nine months ended March 31, 2016 as the transaction was closed on March 31, 2016. We anticipate filing a Form 8-K for this transaction prior to June 15, 2016.

Oil and gas revenues

Oil revenues decreased from $2.4 million for the three months ended March 31, 2015 to $1.0 million for the three months ended March 31, 2016, as a result of the decrease in the oil price and a decrease in oil production. Oil production decreased from 63,750 barrels for the three months ended March 31, 2015 to 41,927 for the three months ended March 31, 2016 due to natural decline associated with our wells, the majority of which are Bakken producers, which traditionally have a high decline rate in the first few years post drilling. The realized oil price also decreased from $37.62 per Bbl for the three months ended March 31, 2015 to $22.91 per Bbl (excluding the impact of derivatives) for the three months ended March 31, 2016 following a decrease in global oil prices.

Oil revenues decreased from $7.9 million for the nine months ended March 31, 2015 to $5.3 million for the nine months ended March 31, 2016, as a result of the decrease in the oil price. Oil production increased slightly from 142,272 barrels for the nine months ended March 31, 2015 to 154,159 for the nine months ended March 31, 2016. The slight increase in production is due to the impact of the development of our North Stockyard field which was completed during the year ended June 30, 2015. The realized oil price decreased significantly from $55.8 per Bbl for the nine months ended March 31, 2015 to $34.26 per Bbl (excluding the impact of derivatives) for the nine months ended March 31, 2016 following a decrease in global oil prices.

Gas revenues decreased from $0.3 million for the three months ended March 31, 2015 to $0.2 million for the three months ended March 31, 2016. This decrease is due to a decrease in the realized gas price which has offset an increase in production for the three month period. Production increased from 71,188 Mcf for the quarter ended March 31, 2015 to 92,399 Mcf for the quarter ended March 31, 2016. The increase in production was due to the operators of our North Stockyard field being able to capture and sell a greater percentage of gas production following the installation of certain infrastructure improvements. The increase in production was offset by a decrease in the realized gas price which decreased from $3.71 per Mcf for the quarter ended December 31, 2014 to $1.69 per Mcf for the quarter ended March 31, 2016 due to a general decrease in the price of natural gas.

Gas revenues decreased slightly from $0.7 million for the nine months ended March 31, 2015 to $0.6 million for the nine months ended March 31, 2016. Production increased significantly from 159,466 Mcf for the nine months ended March 31, 2015 to 271,469 Mcf for the nine months ended March 31, 2016. The increase in production was due to the operators of our North Stockyard field being able to capture and sell a greater percentage of gas production following the installation of certain infrastructure improvements. The increase in production was offset by a decrease in the realized gas price which decreased from $4.19 per Mcf for the nine months ended March 31, 2015 to $2.15 per Mcf for the nine ended March 31, 2016 due to a general decrease in the price of natural gas.

Exploration expense

Exploration expenditures decreased slightly from $0.1 million for the quarter ended March 31, 2015, to $21,399 for the quarter ended March 31, 2016. Exploration costs in both periods relate to general exploration work and delay rentals payable to keep exploration leases alive. With the continued deterioration in the oil price, exploration expenditure has been significantly reduced. Leases have been let go as they expire or delay rentals not made causing the leases to expire.

Exploration expenditures decreased from $11.5 million for the nine months ended March 31, 2015, to $4.2 million for the nine months ended March 31, 2016. $0.1 million of the expenditure relates to the Badger well, drilled in our South Prairie prospect in North Dakota. This well was drilled in October 2015 and failed to produce hydrocarbons, therefore the costs associated with the well have been expensed in the quarter ended December 31, 2015. The remaining expenditure relates to costs written off associated with our Hawk Springs project in Goshen County, Wyoming.

Expenditure in the prior period relates previously capitalized exploration expenditure written off, primarily in relation to the Roosevelt project in Montana and the South Prairie project in North Dakota.

Impairment expense

During the three months ended March 31, 2016 we recognized $0.05 million in impairment expense compared to $0.5 million during the quarter ended March 31, 2015. The impairment recognized in the current quarter primarily relates to our Gladys well in the Rainbow field and is driven by the sustained decrease in the oil price seen in the past year. The impairment during the quarter ended March 31, 2015 relates additional asset retirement obligation recognized following the decreasing oil price.

During the nine months ended March 31, 2016 we recognized $10.0 million in impairment expense compared to $3.6 million in the nine months ended March 31, 2015. The impairment in the current period primarily relates to the impact of the falling oil price on the realized oil price for our production primarily from our North Stockyard field. The impairment in the prior period relates to our Rainbow field in North Dakota.

Abandonment expense

Abandonment expense decreased from $0.01 million for the three months ended March 31, 2015 to $nil for the three months ended March 31, 2016.

Abandonment expense decreased from $0.2 million for the nine months ended March 31, 2015 to $nil for the nine months ended March 31, 2016.

Lease operating expense

Lease operating expenses (LOE) decreased from $1.3 million for the quarter ended March 31, 2015, to $0.7 million for the quarter ended March 31, 2016. Costs per BOE have decreased from $12.97 for the quarter ended March 31, 2015 to $8.58 for the quarter ended March 31, 2016. Followed the continued deterioration in the oil price, a renewed focus on cost control has been implemented by the operators of our most significant wells, which are located in the North Stockyard Project in North Dakota.

Lease operating expenses decreased from $4.3 million for the nine months ended March 31, 2015, to $3.5 million for the nine months ended March 31, 2016. The slight increase in production has been offset by a decrease in LOE per barrel. Costs per BOE have decreased significantly from $19.38 for the nine months ended March 31, 2015 to $13.76 for the nine months ended March 31, 2016.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased from $1.7 million for the quarter ended March 31, 2015 to $0.8 million for the quarter ended March 31, 2016. The decrease in depletion is a result of the decrease in the production and a decrease in the depletion base, following the significant impairment expense recorded during the prior quarter. The per BOE cost decreased from $21.94 for the three months ended March 31, 2015 to $13.78 for the three months ended March 31, 2016.

Depletion, depreciation and amortization expense remained consistent at $3.7 million for the nine months ended March 31, 2015 and 2016. An increase in production was offset by a decrease in the cost per BOE from $22.11 for the nine months ended March 31, 2015 to $18.42 for the nine months ended March 31, 2016.

General and administrative expense

General and administrative expense decreased from $1.2 million for the quarter ended March 31, 2015 to $0.9 million for the quarter ended March 31, 2016. We have been actively trying to reduce our general and administrative costs in recent periods. Salaries were reduced by 15% for all employees effective September 1, 2015. We also reduced our staffing levels in light of the continued weakness in the global oil market. The decrease in general and administrative costs was offset by a decrease in production so that the per BOE costs increased slightly from $15.23 for the quarter ended March 31, 2015 to $15.74 for the quarter ended March 31, 2016.

General and administrative expense also decreased from $3.6 million for the nine months ended March 31, 2015 to $2.9 million for the nine months ended March 31, 2016. As a result of lower expense and increased production, general and administrative costs on a per BOE basis decreased from $21.46 for the nine months ended March 31, 2015 to $14.42 per BOE for the nine months ended March 31, 2016.

Cash Flows

The table below shows cash flows for the following periods:

	Nine months ended
	31-Mar-16	31-Mar-15
Cash provided by operating activities	$623,853	$1,022,324
Cash used in investing activities	(2,389,717)	(17,812,128)
Cash provided by financing activities	301,975	12,872,190

Cash provided by operations decreased from a net inflow of $1.0 million for the nine months ended March 31, 2015, to a net inflow of $0.6 million for the nine months ended March 31, 2016. Cash receipts from customers decreased from $9.4 million for nine months ended March 31, 2015 to $8.5 million for the nine months ended March 31, 2016, due to a decrease in the realized oil price despite an increase in production. Payments to suppliers and employees also decreased from $8.8 million for the nine months ended March 31, 2015 to $7.4 million for the nine months ended March 31, 2016 following continued cost saving initiatives with respect to lease operating expenses and administrative costs.

Cash used in investing activities decreased from $17.8 million for the nine months ended March 31, 2015 to $2.4 million of cash used for the nine months ended March 31, 2016. The cash outflow for the prior period related to ongoing drilling activities in our North Stockyard project in North Dakota. The cash outflow in the current period relates to continued work in our North Stockyard field, though no new wells were drilled in this period. It also includes the $0.5 million non-refundable deposit paid to the seller in relation to our Foreman Butte Acquisition. The remaining cash purchase price for this acquisition was paid on April 1, 2016, and the promissory note issued to the seller is due April 1, 2017.

Cash provided by financing activities decreased from a cash inflow of $9.3 million for the nine months ended March 31, 2015 to $0.3 million for the nine months ended March 31, 2016. Cash inflow for the current period is $0.3 million in proceeds from borrowings from our credit facility. Cash inflow in the prior period is a result of the drawdown of borrowings from our credit facility with our primary lender.

All options outstanding as at March 31, 2016 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2016.

Following the closing of our Foreman Butte Acquisition, our current budget for exploration, exploitation and development capital expenditures in fiscal 2016 is $3.5 million, of which we incurred approximately $2.3 million during the first nine months of the fiscal year. These expenditures were funded through our current cash on hand and cash generated from oil sales. We have additional workovers planned in our Foreman Butte Project following its acquisition.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, which was fully drawn prior to the closing of the Foreman Butte Acquisition. In March 2016, our credit facility was amended to increase the borrowing base to $30.5 million to partially fund the Foreman Butte Acquisition. An additional $4 million in financing was also provided by the seller. This promissory note is due April 1, 2017 and has a 10% interest rate. We are required under the amended credit agreement to repay Mutual of Omaha $10 million by June 30, 2016. As a result of the amendment of the credit facility, the interest rate has been increased to 6% plus the 90 day LIBOR or approximately 6.5% from 1 April 2016 onwards. The amendment to our credit facility also requires us to comply with additional restrictions, which are described below.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017.

As a condition to providing financing for our Foreman Butte Acquisition, our primary lender required us to amend our credit agreement to include materially more restrictive terms. These new terms include: (1) more restrictive financial covenants (described below); (2) increases in the interest rate and unused facility fees; (3) a minimum hedging requirement of 75% of our forecasted production; (4) reducing annual G&A expenses from $6 million to $3 million; (5) raising an additional $5 million in equity on or before September 30, 2016; (6) paying down at least $10 million of the credit facility by June 30, 2016; and (7) a monthly cash flow sweep of 50% of our cash operating income. These amendments could make it materially more difficult to operate our business, and there can be no assurance that we will be able to remain in compliance with these covenants, particularly in the current oil price environment.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 5.75 for the quarter ended March 30, 2016 through to September 30, 2016 reducing to 4.00 by September 30, 2017
•	Senior leverage ratio of no greater than 4.25 to 1 for the quarter ended June 30, 2016 reducing to 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

For the quarter ended March 31, 2015 we were in breach of our Debt to EBITDAX covenant. Our primary lender has given us a waiver with respect to this breach for this quarter only. We were in compliance with all other covenants.

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

As at March 31, 2016 we were in breach of our Debt to EBITDAX and interest coverage ratio covenants. We have requested a waiver from our primary lender with respect to these covenants for this quarter only.

The credit facility in the current period has been presented as a current liability. In previous periods (prior to the quarter ended September 30, 2015) the facility was presented as a non-current liability. Due to the continuing weakness in the global oil price, there is doubt as to whether or not we will be able to meet our future debt covenants. We are working with the bank to renegotiate our facility and extend its term. We will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted. If we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

The funds drawn from our credit facility were used to fund drilling in our North Stockyard project in North Dakota and more recently, to partially fund the Foreman Butte acquisition.

Uncertainties relating to our capital resources and requirements include the effects of results from our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities. The aggregate levels of capital expenditures for our fiscal year ending June 30, 2016, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund the expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Our main sources of liquidity during the nine months ended March, 31, 2016 was cash on hand and cash flow from operations. We also drew down the remaining $301,000 from our primary lender in December 2015. This drawdown in part funded our non-refundable $500,000 deposit for our Foreman Butte Acquisition. During the current quarter we closed on our Foreman Butte Acquisition with funding provided by our primary lender under our credit facility and through seller financing. Although the acquisition closed on March 31, 2016 the cash payment was not made until April 1, 2016.

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

Our cash position as of March 31, 2016 decreased from June 30, 2015 largely due to payments for drilling and fracturing activities in our North Stockyard project in North Dakota, a deposit of $500,000 paid for our Foreman Butte Acquisition, cash collateral of $350,000 provided for state and federal bonds in order for us to continue operating oil and gas properties and lower oil and gas revenues due to lower commodity prices.

In April 2016, we issued 378,020,400 ordinary shares at $0.0037 per ordinary share to raise gross proceeds of $1,398,675.

In April 2016, we also received cash of $725,000 from Haliburton following the settlement of our legal dispute with them.

If future production rates are less than anticipated, and/or the oil price continues to deteriorate for an extended period, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of unevaluated properties. See the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 including “Drilling results in emerging plays, such as our Hawk Springs and Roosevelt Projects, are subject to heightened risks.” and “Inadequate liquidity could materially and adversely affect our business operations.” See also Part II, Item 1A of this report below.

Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Continued focus on cost savings and efficiency across all aspects of the Company including lease operating costs and general and administrative costs
•	Continued focus on strengthening the balance sheet through an appropriate injection of capital
•	The successful integration of the properties and assets acquired in the Foreman Butte Acquisition, and the review and workover of such assets;
•	The continued appraisal of our Cane Creek project in the Paradox basin in Utah; and
•	The continued search and appraisal of new development and exploration projects that add value to our current portfolio at lower oil prices
•	Capital raising activities to satisfy our obligations to repay $10 million under our amended credit facility by June 30, 2016 and to raise an additional $5 million of equity by September 30, 2016
•	Repayment of the $4 million promissory note issued to the seller in the Foreman Butte Acquisition
•	Maintaining compliance with NYSE MKT listing standards

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of March 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Part II — Other Information

Item 1.    Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

Halliburton Dispute

In March 2016 we settled our outstanding dispute with Halliburton. Under the settlement Haliburton agreed to pay Samson $725,000 and release Samson from its obligation to pay Haliburton $170,000 in revenue relating to its interest in the Defender well in Wyoming. Samson also agreed to forgive $18,000 in unpaid joint interest billings. The impact of these transactions was recognized in other income. This settlement ends this dispute.

Item 1A.   Risk Factors.

In addition to the risks described above and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The risks disclosed herein and in our Annual Report on Form 10-K could materially affect our business, financial condition or future results.  The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results in the future.

Inadequate liquidity could materially and adversely affect our business operations.

We have significant outstanding indebtedness under our credit facility with our primary lender. As of December 31, 2015, we had drawn $19 million of the $19 million borrowing base under our credit facility. Effective upon the closing of the Foreman Butte Acquisition, our primary lender agreed to amend our credit facility to increase our borrowing based to $30.5 million. We used all of the additional $11.5 million of the increased borrowing base to finance the Foreman Butte Acquisition, and we are currently unable to borrow additional amounts under the credit facility. The amendment to our credit facility also requires us to comply with additional restrictions, which are described below.

In addition to amounts outstanding under our credit facility, the seller in the Foreman Butte Acquisition financed an additional $4 million of the purchase price through a secured promissory note issued at closing. The Note has a 12-month term and bears interest at 10%. The Note is secured by a second-lien mortgage and security interest in substantially all of the acquired assets.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition as well as our ability to refinance our current indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control.  We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity problems, and we might be required to seek additional debt or equity financing or to dispose of material assets or operations to meet our debt service and other obligations.  We cannot assure you that we would be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

Recent amendments to our credit agreement with our primary lender impose additional restrictions on our ability to operate our business and require us to meet additional financial and operational requirements.

As a condition to providing financing for our Foreman Butte Acquisition, our primary lender required us to amend our credit agreement to include materially more restrictive terms. These new terms include: (1) more restrictive financial covenants (including the debt-to-EBITDA ratio and minimum liquidity requirements); (2) increases in the interest rate and unused facility fees; (3) a minimum hedging requirement of 75% of our forecasted production; (4) reducing annual G&A expenses from $6 million to $3 million; (5) raising an additional $5 million in equity on or before September 30, 2016; (6) paying down at least $10 million of the credit facility by June 30, 2016; and (7) a monthly cash flow sweep of 50% of our cash operating income. These amendments could make it materially more difficult to operate our business, and there can be no assurance that we will be able to remain in compliance with these covenants, particularly in the current oil price environment.

Our Foreman Butte Acquisition is subject to uncertainties, such as our ability to evaluate recoverable reserves and potential liabilities associated with the assets being acquired, and our ability to successfully integrate such assets with our current business.

The success of the Foreman Butte Acquisition depends upon our ability to assess a number of factors, many of which are beyond our control. These factors include recoverable reserves, development potential, future commodity prices, operating costs, title issues and potential environmental and other liabilities. Our assessment of such factors is based on production reports, engineering studies, geophysical and geological analyses and seismic and other information, the results of which are inexact and inherently uncertain. Though the assessments we conducted were generally consistent with industry practices, we may not have fully assessed all of the deficiencies and capabilities of the acquired properties. The success of the Foreman Butte Acquisition also depends on our ability to integrate the assets being acquired with our current business and to operate such assets for a profit. If we are not successful in achieving these objectives, the anticipated economic, operational and other benefits and synergies of the Foreman Butte Acquisition may not be realized fully or at all, which could result in substantial costs and delays or other operational, technical or financial problems. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce or eliminate the anticipated benefits of the acquisition.

A substantial number of the wells acquired in the Foreman Butte Acquisition are not currently producing or are shut-in.

Approximately 65 wells that we acquired in the Foreman Butte Acquisition are not currently producing or are shut-in. If we are unable to return these wells to production within 12 months, the North Dakota Industrial Commission (“NDIC”) may require us to permanently plug and abandon them. In addition, certain of the acquired wells were previously subject to a gas gathering agreement with ONEOK Rockies Midstream, LLC that was terminated on February 29, 2016. The seller in the Foreman Butte Acquisition entered into a thirty-day temporary agreement that expired on March 31, 2016, and we are in the process of negotiating a new long term gas gathering agreement for these wells. If we are unable to successfully negotiate a new gas gathering agreement or obtain an extension of the temporary gas gathering agreement, we will be forced to flare gas produced from certain of the acquired wells, which, in turn, may require us to shut-in part or all of these wells in order to comply with applicable NDIC anti-flaring regulations.

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

SAMSON OIL & GAS LIMITED

Date: May 16, 2016	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

