Form 10-K
period 2016-06-30
Samson Oil & Gas LTD
filed 2016-09-29
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2015 was approximately $5.2 million based on the closing price as reported on the NYSE MKT (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 3,215,854,791 ordinary shares outstanding as of September 26, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2016.

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

Forward–looking statements appear in a number of places in this annual report and include but are not limited to the timing of the anticipated closing of the North Stockyard asset sale and use of those proceeds, management’s comments regarding business strategy, exploration and development drilling prospects and activities at our Foreman Butte, North Stockyard, Hawk Springs, Roosevelt, State GC Field, Rainbow, Cane Creek, and Sabretooth properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, the cost of compliance with environmental laws, our strategy to control general and administrative costs, our intentions with respect to our credit facility negotiations, meeting our capital raising targets, and following any use of proceeds plans, our ability to and methods by which we may raise additional capital, and regarding our production and future operating results, such as the following:

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

Proved Developed Not Producing (PDNP). Estimated proved reserves expected to recovered from existing wells where there is a requirement to achieve a workover to re-establish production

Proved undeveloped reserves (PUD).   Estimated proved reserves that are expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

Samson Oil & Gas Limited (“we”, “Samson” or the “Company”) is a company limited by shares, incorporated on April 6, 1979 under the laws of Australia.  Our principal business is the exploration and development of oil and natural gas properties in the United States. During the year, we underwent two transformative transactions. In March 2016, we closed on the acquisition of the Foreman Butte project, which included a number of producing and non producing, operated and non operated properties in the Ratcliffe and Madison formations in North Dakota and Montana. The purchase price was $16.0 million (before post closing settlement adjustments) and following a review of the fair market value of the assets and liabilities on the closing date of the transaction, we recorded a bargain purchase gain of $10.7 million. This acquisition was financed through an extension in our credit facility with Mutual of Omaha Bank of $11.5 million and a $4.0 million promissory note provided for the seller of the assets.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price is $15 million, and the purchaser has provided a deposit of $1 million. The transaction was initially scheduled to close on August 31, 2016. Under the terms of the purchase and sale agreement, the purchaser could extend the closing date to September 30, 2016 through the payment of $50,000. The purchaser exercised this option on August 31, 2016. The terms of the agreement allow another extension to October 31, 2016 upon payment of an additional $50,000. We have been advised by the purchaser that they intend to close October 20, 2016. We have received the $50,000 payment. If the transaction has not closed by October 31, 2016, the agreement will be terminated. The $1 million deposit is not refundable unless environmental or title issues are identified by the purchaser during their due diligence. This asset consists of 22 producing Bakken and Three Forks wells. The effective date of the transaction is the day after the transaction closes. $11.5 million of the proceeds from this transaction will be used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds will be used to rebalance our hedge book, following the sale of a portion of our production and for working capital.

Upon the closing of the North Stockyard sale, the combination of that transaction with the Foreman Butte purchase would make a substantial contribution toward improving our financial stability and restoring the loan to value ratio in our credit facility with Mutual of Omaha Bank.

We engaged Netherland, Sewell & Associates, Inc. (“Netherland Sewell”) to prepare our proved oil and gas reserve estimates and the future net revenue to be derived from our properties.  Netherland Sewell is an independent petroleum engineering consulting firm that has provided consulting services throughout the world for over 75 years. Netherland Sewell’s estimates were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.  When preparing our reserve estimates, Netherland Sewell did not independently verify the accuracy and completeness of information and data furnished by us with respect to property interests, production from such properties, current costs of operation and development, current prices for production agreements relating to current and future operations and sale of production, and various other information and data.

According to a reserve report prepared by Netherland Sewell we had proved oil and gas reserves valued at approximately $66.5 million (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2016, utilizes an adjusted realized pricing of $37.12 per Bbl for oil and $0.37 per Mcf for natural gas. As of June 30, 2016, 87% of our proved reserves were oil and 37% was proved developed producing, 11% were proved non producing and 52% was proved undeveloped.

Our business strategy is to create a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources in the United States.  Our primary financial goal is to develop profitably our oil properties while maintaining a strong balance sheet, and specifically to focus on the exploration, exploitation and development of our major oil project – the Foreman Butte project in Montana and North Dakota.

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

Preparation of Reserves Estimates

Our fiscal year-end petroleum reserves report was prepared by Netherland Sewell in the current year. In prior years it has been completed by Ryder Scott Company. The reports, as prepared by both independent reserve engineers were based upon their review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we provide to the firm. The information we provided was reviewed by knowledgeable officers, employees and consultants to the Company, including the Chief Executive Officer, in order to ensure accuracy and completeness of the data prior to its submission to Netherland Sewell in the current year and Ryder Scott in previous years.

Upon analysis and evaluation of data provided, Netherland Sewell issues a preliminary appraisal report of our reserves. The preliminary appraisal report and changes in our reserves are reviewed by our consulting reserves engineer and our Chief Executive Officer for completeness of the data presented, reasonableness of the results obtained and compliance with the reserves definitions in Regulation S-X. Once all questions have been addressed, Netherland Sewell issues the final appraisal report, reflecting its conclusions.

The technical persons primarily responsible for preparing the estimates presented meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. Dan Smith, a licensed professional engineer in the state of Texas, has been practicing consulting petroleum engineering at Netherland Sewell since 1980 and has over 7 years of prior industry experience. John G. Hattner, a licensed professional geoscientist in the state of Texas, has been practicing consulting petroleum geoscience at Netherland Sewell since 1991 and has over 11 years of prior industry experience.

Internally, the Chief Executive Officer, Terry Barr, is responsible for overseeing the preparation of the Company’s reserves report and working with Netherland Sewell on its final report. The CEO is a petroleum geologist who holds an associateship in applied geology and has over 40 years of relevant experience in the oil and gas industry.

The reserve estimates are reported to the Board of Directors, at least annually. Our Board members have experience in reviewing and understanding reserve estimates.

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2016 was prepared by Netherland Sewell and June 30, 2015 was prepared by Ryder Scott Company L.P.

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2016 and 2015:

	2016			2015
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	1,285	1,183	1,483	1,478	1,763	1,773
Revisions of previous quantity estimates	2,597	2,662	3,041	(376)	(547)	(467)
Extensions and discoveries	-	-	-	414	193	446
Sale of reserves in place	-	-	-	-	-	-
Acquisitions	6,340	5,317	7,226	-	-	-
Production	(240)	(569)	(335)	(231)	(226)	(269)
End of year	9,982	8,593	11,415	1,285	1,183	1,483

Proved developed reserves	3,724	3,092	4,240	1,285	1,183	1,483

Proved developed non producing	970	1,800	1,270	-	-	-
Proved undeveloped reserves	5,288	3,701	5,905	-	-	-
Total proved reserves	9,982	8,593	11,415	1,285	1,183	1,483

Acquisition

The acquisition of reserves consists of proved reserves associated with the Foreman Butte acquisition. This acquisition added 2.1 MMBOE in proved developed producing reserves, 1.4 MMBOE in proved developed non producing reserves and 3.7 MMBOE in proved undeveloped reserves on acquisition date of Mach 31, 2016.

Proved Developed Producing Reserves

In March 2016, we closed on an acquisition of proved reserves, the Foreman Butte project. This project contributed 4.2 MMBOE on June 30, 2016. Following the acquisition, we commenced a workover program to return previously shut in wells to production. This program has accounted for the increase in reserves from March 31, 2016 to June 30, 2016.

We have identified a further 29 wells that are economic to workover in the current oil price environment. These wells are included in the proved non producing reserve category. The work to return these wells to production is planned to be completed during the next year.

During the year ended June 30, 2015 we converted two proved undeveloped locations to proved developed producing locations. We also drilled eight additional wells that are now categorized as PDP.

We have one well which was producing during the year ended June 30, 2015 but was classified as Proved Developed Producing Behind Pipe at June 30, 2015. It had estimated workover costs of $37,000 in order for it to commence production again. This work was completed during the first quarter of the current fiscal year.

Proved Developed Not Producing (PDNP)

PDNP reserves are those estimated proved reserves expected to recovered from existing wells where there is a requirement to achieve a workover to re-establish production

As of June 30, 2016, the PDNP reserves were 1.3 MMBOE. Following the acquisition, we commenced a workover program to return previously shut in wells to production. We have identified a further 29 wells that are economic to workover in the current oil price environment. These wells are included in the proved non producing reserve category. The work to return these wells to production is planned to be completed during the next year.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage.

As of June 30, 2016, the PUD reserves were 5.9 MMBOE. At acquisition date, the reserves included 12 PUD locations. Following further technical review since the acquisition date we have added 6 more PUD locations to the reserve value. We plan to drill these PUD wells within the next five years.

We did not convert any PUD locations during the year ended June 30, 2016, as we had no PUD locations as at June 30, 2015.

During the year ended June 30, 2015 we successfully drilled two PUD locations (with reserves of 141 MBbls at June 30, 2014) and converted them to PDP locations.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2016 and 2015, we produced 240,424 and 231,286 barrels of oil, respectively.  During the years ended June 30, 2016 and 2015 we produced 569,008 and 226,707 Mcf of gas, respectively.

For the year ended June 30, 2016 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the Foreman Butte field in North Dakota, which is part of our Foreman Butte project in North Dakota and Montana.

The following table discloses our oil and gas production volume, revenue and expenses from the Foreman Butte field for the fiscal year ended June 30, 2016:

Foreman Butte Field
Oil volume – Bbls	4,396
Revenue – $	$171,138
Average Price per barrel – $	$38.93
Gas volume – Mcf	-
Revenue – $	-
Average price per Mcf – $	-
Per unit production and lease operation costs per BOE – $	$44.50

* We took over operatorship of this field which was acquired within the larger Foreman Butte acquisition on June 2, 2016; therefore the costs associated with this field reflect the structure of the previous operator.

For the year ended June 30, 2015 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contained more than 15% of our total proved reserves, namely our interests in the North Stockyard project in North Dakota.

The following table discloses our oil and gas production volume, revenue and expenses from the North Stockyard field for the fiscal years ended June 30, 2015:

North Stockyard
Oil volume – Bbls	206,881
Revenue – $	$11,021,976
Average Price per barrel – $	$53.27
Gas volume – Mcf	127,660
Revenue – $	$456,981
Average price per Mcf – $	$3.58
Per unit production and lease operation costs per BOE – $*	$22.70

Prices and Costs

The average sale price (excluding the impact of derivative instruments) we achieved for oil during the years ended June 30, 2016 and June 30, 2015 was $34.27 and $53.33 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2016 and June 30, 2015 was $1.25 and $3.68 per Mcf, respectively.

The average production costs (including lease operating expenses, production taxes and handling expenses for oil and gas) per barrel of oil was $16.35 for the year ended June 30, 2016 and $22.91 for the year ended June 30, 2015.

Drilling Activity

	Year Ended June 30
	2016	2015	2014
Net productive exploratory wells drilled	Nil	Nil	Nil
Net dry exploratory wells drilled	0.25	0.25	Nil
Net productive development wells drilled	Nil	2.5	2.0
Net dry development wells drilled	Nil	Nil	Nil

Our productive development wells, drilled in the previous years are all in our North Stockyard Project and are described below in “Description of Properties – North Stockyard Project”.

The exploratory wells drilled in the current year and the previous year were both drilled in our South Prairie project in North Dakota.

Present Drilling Activity

As of September 1, 2016, we were not participating in the process of drilling or completing any wells (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2015 and 2016 Capital Expenditures” and “Estimated 2017 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 11, 2016, our wells and acreage were as follows:

Gross productive oil wells	209
Net productive oil wells	107
Gross productive gas wells	5
Net productive gas wells	1
Wells with multiple completions	0
Gross Developed Acres	72,520
Net Developed Acres	53,246
Gross Undeveloped Acres	24,081
Net Undeveloped Acres	6,470

In March 2016, we closed on an acquisition, our Foreman Butte project in Montana and North Dakota. This acquisition contributed 131 gross production oil wells and 94 net production oil wells, to the total as of September 11, 2016.

All of our acreage positions are located in the continental United States, with the majority located in Wyoming, North Dakota and Montana.  We have extensive leases with a variety of remaining lease terms varying from 3 months to four years.  95% of our net developed acres are held by production.  In some cases we have the ability to extend the lease term.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2016 and June 30, 2015 and costs in effect at the end of the periods indicated. The 12-month historical average of the first of the month prices used for natural gas for June 30, 2016 and June 30, 2015 were $0.37 and $4.30 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2016 and June 30, 2015 were $37.12 and $59.64 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2016	2015
Future cash inflows	$373,740	$72,900
Future production costs	(184,691)	(22,403)
Future development costs	(50,752)	(38)
Future income taxes	-	0
Future net cashflows	138,297	50,459
10 % discount	(71,550)	(16,206)
Standardized measure of discounted future net cash flows relating to proved reserves	$66,747	$34,253

In March 2016, we closed the acquisition of our Foreman Butte project. That project makes up $55.7 million in standardized measure of discounted future net cash flows relating to proved reserves as disclosed in the table above.

On June 30, 2016 we signed a purchase and sale agreement to sell our North Stockyard project. This project makes up $10.0 million in standardized measure of discounted further net cash flows relating to proved reserves as disclosed in the table above. The sale price of this asset was $15 million. This sale is expected to close on October 20, 2016. The effective date of the transaction is the day after the closing date.

During the year ended June 30, 2015, we drilled and completed ten wells which are classified as PDP wells, two of which were classified as PUD locations at June 30, 2014.

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2016 and June 30, 2015 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2016	2015
Beginning of year	$34,253	$42,593

Sales of oil and gas produced during the period, net of production costs	(3,575)	(7,178)
Net changes in prices and production costs	(15,705)	(22,610)
Previously estimated development costs incurred during the period	-	1,898
Changes in estimates of future development costs	(14,545)	-
Extensions and discoveries	-	11,266
Revisions of previous quantity estimates and other	18,074	(6,197)
Sale of reserves in place	-	-
Purchase of reserves in place	41,564	-
Change in future income taxes	-	11,809
Accretion of discount	3,452	5,440
Other	3,229	(2,768)
Balance at end of year	$66,747	$34,253

The impact of income taxes has not been included in the current year as the net operating losses and the tax basis of the assets exceed the future cashflows.

Description of Properties

Production information is shown net to our interests. Our net revenue interest is included in the total amount.

Reserve information is presented as the net value to us and is the net present value discounted at 10%, based on the forward strip pricing as at June 30, 2016 as calculated by Netherland Sewell.

Developed Properties

Foreman Butte Project – Williston Basin, North Dakota and Montana

Various working interests

In March 2016, we closed on the acquisition of the Foreman Butte project. This project includes a number of producing and non producing, operated and non operated wells in the Ratcliffe and Madison formations in Montana and North Dakota.

This project consists of 131 wells (both operated and non operated) across a number of fields in Montana and North Dakota. The wells are conventional wells drilled as early as 1980 to as recently as 2010.

Following the acquisition, we commenced a workover program to return previously shut in wells to production. This program consisted of working over 32 wells for an estimated cost of $0.8 million.

Since the effective date of the acquisition, the Foreman Butte Project area produced 47,928 barrels of oil.

At June 30, 2016, the Foreman Butte project had net proved reserves of 9.8 MMBo and 8.0 MMcf. These reserves include 3.5 MMBOE in proved developed producing reserves, 1.6 MMBOE in proved non producing reserves and 6.0 MMBOE in proved undeveloped reserves.

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

On June 30, 2016 we entered into a purchase and sale agreement to sell our North Stockyard property for $15 million. This transaction is scheduled to close on October 20, 2016.

At June 30, 2016, the North Stockyard project had net proved reserves of 0.8 MMBo and 1.3 MMcf.

State GC Oil and Gas Field, New Mexico

Average 32.2% Working Interest

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since that time.

Average daily production during the year ended June 30, 2016 from the State GC Oil and Gas Field was approximately 11 BOPD and 13 Mcf/d.

At June 30, 2016, the State GC Oil and Gas Field had net proved reserves of 46,700 Bbls and 66,500 Mcf.

Davis Bintliff #1 Well (Sabretooth Prospect), Brazoria County, Texas

12.5% Working Interest before payout, 9.375% Working Interest after payout

This well is operated by Davis Holdings. The Davis Bintliff #1 well was completed at the end of October 2008.

Average daily producing during the year ended June 30, 2016 from the Davis Bintliff #1 well was 1 BOPD and 108 Mcf/d

At June 30, 2016, the Davis Bintliff well had net proved reserves of 1,900 Bbls and 222,100 Mcf.

Exploration / Undeveloped Properties

Hawk Springs Project, Goshen County, Wyoming

37.5% -100% working interest

Spirit of America US 34 #2-29 (Spirit of America II)

100% working interest

The Spirit of America I replacement well, Spirit of America II, was drilled to a total depth of 10,634 feet using a conservative drilling approach to penetrate the troublesome salt section along with heavy weight, oil based mud. Numerous operational difficulties were encountered and the well failed to produce economic quantities of hydrocarbons. $7.3 million in costs associated to drill this well, were written off to the Statement of Operations in the year ended June 30, 2013.

In July 2015, a workover rig was moved to the location to test the Dakota formation from 8,054 feet to 8,064 feet. This formation was found to be water saturated and no hydrocarbons were noted. All costs associated with this well have been written off to the Income Statement during the year ended June 30, 2016.

This well is planned to be plugged in October, 2016.

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

There was no production from this well during the year ended June 30, 2016. This well is planned to be plugged in October 2016.

Bluff 1-11 (25% working interest)

During the year ended June 30, 2014 we drilled the Bluff Prospect to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement on June 13, 2014.

To date, this well has failed to produce economic quantities of hydrocarbons and all costs associated with drilling it have been written off the Statement of Operations.

In October 2016, we plan to test the upper canyon spring zone with a perforation and swab test. This operation is expected to cost $20,000, net to us. Should this operation fail to produce economic quantities of hydrocarbons this well will be plugged immediately.

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

In July 2014, we replaced the pump on the Australia II well and production from this well has recommenced production. During July 2014, the well averaged 100 barrels of oil per day. Following the continued decline in the oil price, this well was shut in from January 2015 to August 2016. It has no reserves associated with it at June 30, 2016.

This well was put back on production in August 2016 and produced at an average rate of 66 BOEPD.

Gretel II

100% working interest

We drilled our second appraisal (exploratory) well in the Roosevelt Project, Gretel II, in January 2012 and fracture stimulated the well in March 2012. Based on the results, it appears that this well was drilled on the north side of the Brockton Fault zone, which is believed to be the western edge of the continuous Bakken oil formation. The Gretel II well is currently shut in, as it was mainly producing water, with just a 5% oil cut. We do not believe that we will recover our costs associated with drilling it. We expensed $11.6 million of previously capitalized exploration expenditure as deferred exploration expenditure, which represent 100% of the costs incurred to June 30, 2012. No further work was been performed on this well bore during the year ended June 30, 2015 or 2016.

This well has not produced during the year ended June 30, 2016 and is expected to be plugged within the next two years.

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

As of June 30, 2015, we have elected to cease all work in the Roosevelt Project and have started letting leases lapse through non- payment of delay rentals, in accordance with the lease agreements. The remaining $8.1 million previously capitalized to the Balance Sheet with respect to this project was written off to the Income Statement during the year ended June 30, 2015.

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

23% -52% working interest

During the year ended June 30, 2013, we acquired, in two tranches, a net 950 acres in two 1,280 acre drilling units located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

The acquisition involved an acreage trade by the parties and a future carry of the vendor by us in the initial drilling program on the Rainbow Project. We transferred 160 net acres from our 1,200 acre undeveloped acreage holding in North Stockyard and the vendor will fund its share (between 7.5% and 8.5%) of the North Stockyard initial infill program. We have acquired 950 net acres in the Rainbow Project from the vendor for this acreage trade and have paid $1 million to the vendor, in lieu of a carry as we did not spud a well within the desired time frame. $0.6 million of this payment was made prior to June 30, 2015 with the remaining $0.4 million paid subsequent to year end.

In the western drilling unit of the acquired acreage, we hold a 52.21% working interest. In the eastern drilling unit, our interest is 23%.

Our first Rainbow well, Gladys 1-20, drilled by Continental Resources, spud on June 28, 2014 and was drilled to a total depth of 19,994 feet. The well is 1,280 acre lateral (approximately 10,000 feet) in the middle member of the Bakken formation. The well produced 87,059 gross barrels of oil during the year ended June 30, 2015. At June 30, 2016 the Gladys had reserves of 18,458 barrels of oil and 22,750 mcf of gas.

There has been no further drilling activity on this lease during the year ended June 30, 2016 and 652 acres have expired.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

100% working interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years, expiring November 30th, 2016 in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at a cost of $75 per acre to us. The MMDA has been finalized though it has not yet been executed. We are currently in the process of seeking farm out partners to move this project forward.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. A 3-D seismic is currently being designed to image these natural fractures. This project displays very robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well. Initial production rates from a well drilled by a competitor are around 1,500 BOPD and decline rates are very modest, as experienced by competitor wells in the area. We have not drilled a well in this area to date.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. These contracts are generally set up on a month to month basis and can be cancelled at any time by either party giving 30 days notice. We had no material delivery commitments as of September 26, 2016.

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

The Oil Pollution Act (OPA) of 1990 places strict liability for oil spills on the "responsible party," which it defines for onshore facilities as the owner or operator of a facility or pipeline. Strict liability means liability without fault. The OPA provides for the recovery of cleanup and removal costs, and also recognizes as recoverable damages the loss of profits or impairment of earning capacity due to the injury to natural resources caused by an oil spill. Further, a federal, state, foreign government, or Indian tribe trustee may recover damages for injury to natural resources, including the reasonable cost of assessing the damage. Finally, federal and state governments may also recover damages for the loss of taxes, royalties, rents, fees, or profits brought about by injury to property or natural resources. We may be subject to strict liability under OPA for all or part of the costs of cleaning up oil spills from our facilities and for natural resource damages. We have not, to our knowledge, been identified as a responsible party under OPA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their operation of those properties.

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the SDWA, is the main federal law that authorizes the United States Environmental Protection Agency (“EPA”) to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The Energy Policy Act of 2005 currently excludes hydraulic fracturing from regulation by the SDWA. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. The United States Congress has twice considered, and may in the future consider, legislation such as the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. If enacted, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level.

In addition, in March 2010, at the request of the U.S. Congress, EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources. A progress report was released in December 2012. In May 2014, the EPA indicated that as a first step, it would convene a stakeholder process to develop an approach to obtain information on chemical substances and mixtures used in hydraulic fracturing. To gather information to inform EPA's proposal, the EPA issued an advance notice of proposed rulemaking (ANPR) and initiated a public participation process to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. EPA issued a draft report in June 2015, concluding that, although hydraulic fracturing activities have the potential to impact drinking water resources through water withdrawals, spills, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment and discharge of wastewater, EPA did not find evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources in the United States. The draft report has not yet been finalized but a FY2016 budget request was made to fund a response to comments on the draft and to finalize the report.

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

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” or “green completion” methods to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations. The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. These new regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane standards regulations issued in June 2016. EPA also intends to conduct future rulemaking to make appropriate revisions to the Prevention of Significant Deterioration and Operating Permit rules under the Clean Air Act.  Moreover, the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” to continue their operations.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, although certain oil and natural gas exploration and production (“E&P”) wastes currently are excluded from regulation as hazardous wastes under RCRA. On May 4, 2016, several environmental groups filed a declaratory judgment action in federal district court for the District of Columbia seeking to compel the Environmental Protection Agency (“EPA”) to review the exemption of E&P wastes under RCRA. The groups had previously filed a Notice of Intent to Sue (“NOI”) EPA in August 2015 for failure to act on a 2010 petition to review the E&P RCRA exemption. If E&P waste becomes regulated as hazardous waste, then generators, transporters, and owners/operators of disposal and treatment facilities will be subject to RCRA regulations at significant increased cost. Thus, it is possible that certain wastes generated by our oil and natural gas operations that currently are excluded from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who releases or threatens to release one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. CERCLA also authorizes EPA and, in some cases, third parties, to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate other wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Strict liability means liability without fault, and in some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired, including, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

BLM Venting and Flaring Proposed Rule. On January 22nd, 2016 the Department of Interior’s Bureau of Land Management (BLM) released a proposed BLM Waste Prevention, Production Subject to Royalties, and Resource Conservation proposed rule. Comment on the proposed rule closed on April 22, 2016, and it is expected to be issued in final form later this year. The proposed rule is designed to replace the BLM's notice to lessees, NTL-4A, on venting and flaring at oil and gas facilities producing on federal and tribal lands. It deals with provisions related to venting and flaring of oil and natural gas, leak detection, storage tanks, pneumatic controllers and pumps, well maintenance and unloading, drilling and completions, and royalties. We are evaluating the economic implications of complying with this rule, but the rule could potentially lead to plugging and abandoning some of our existing oil and gas locations on federal and tribal lands.

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

As described in Note 5 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $3.4 million as of June 30, 2016. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 13%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

Employees

At September 9, 2016, we had 11 employees, including 2 part time employees. The 2 part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company.  7 employees are located in Denver, Colorado and 2 are located in North Dakota and work specifically on our Foreman Butte project in North Dakota and Montana.

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

We have significant outstanding indebtedness under our credit facility with Mutual of Omaha Bank. As of June 30, 2016, we had drawn $30.5 million of the $30.5 million borrowing base under our credit facility. We were required to pay down our borrowing base by $10 million by June 30, 2016 however on June 30, 2016 we received an extension to make this pay down by August 31, 2016. We received a further extension to October 31, 2016 from Mutual of Omaha Bank following the extension in the anticipated closing date of our sale of the North Stockyard field.

Under the purchase and sale agreement, the purchaser of the North Stockyard field has the right to receive a further extension to the closing date to October 31, 2016 following the payment of $50,000. The purchaser has exercised this right and we have received payment of $50,000. We have also received an extension from Mutual of Omaha Bank with respect to paydown.

If the sale of the North Stockyard field fails to close by October 31, 2016 we would need to examine other options to meet Mutual of Omaha’s paydown requirements, including the sale of other assets, further capital raisings or a new credit facility with an alternative credit provider. This facility may be more expensive and restrictive that our current facility.

In addition to amounts outstanding under our credit facility, the seller in the Foreman Butte acquisition financed an additional $4 million of the purchase price through a secured promissory note issued at closing. The note has a 12-month term and bears interest at 10%. The note is secured by a second-lien mortgage and security interest in substantially all of the acquired assets.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon our future operating performance and financial condition as well as our ability to refinance our current indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control.  We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity problems, and we might be required to seek additional debt or equity financing or to dispose of material assets or operations to meet our debt service and other obligations.  We cannot assure you that we would be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due. As a result, there are uncertainties with respect to our liquidity, which uncertainty led our auditors in Australia to note, in their report accompanying our fiscal 2016 annual report to the ASX, the existence of a material uncertainty which may cast significant doubt about our ability to continue as a going concern.

Recent amendments to our credit agreement with our primary lender impose additional restrictions on our ability to operate our business and require us to meet additional financial and operational requirements.

As a condition to providing financing for our Foreman Butte acquisition, our primary lender required us to amend our credit agreement to include materially more restrictive terms. These new terms include: (1) more restrictive financial covenants (including the debt-to-EBITDA ratio and minimum liquidity requirements); (2) increases in the interest rate and unused facility fees; (3) a minimum hedging requirement of 75% of our forecasted production; (4) reducing annual G&A expenses from $6 million to $3 million; (5) raising an additional $5 million in equity on or before September 30, 2016, which date has been extended to November 15, 2016 (we raised $1.4 million in April 2016 towards this total and we expect Mutual of Omaha to apply the remaining proceeds from the North Stockyard sale against this balance however there can be no guarantee they will agree to this); (6) paying down at least $10 million of the credit facility by June 30, 2016 (which date has subsequently been extended, as discussed above); and (7) a monthly cash flow sweep of 50% of our cash operating income. These amendments could make it materially more difficult to operate our business, and there can be no assurance that we will be able to remain in compliance with these covenants, particularly in the current oil price environment.

Our Foreman Butte acquisition is subject to uncertainties, such as our ability to evaluate recoverable reserves and potential liabilities associated with the assets being acquired, and our ability to successfully integrate such assets with our current business.

The success of the Foreman Butte acquisition depends on a number of factors, many of which are beyond our control. These factors include recoverable reserves, development potential, future commodity prices, operating costs, title issues and potential environmental and other liabilities. Our assessment of such factors is based on production reports, engineering studies, geophysical and geological analyses and seismic and other information, the results of which are inexact and inherently uncertain. Though the assessments we conducted were generally consistent with industry practices, we may not have fully assessed all of the deficiencies and capabilities of the acquired properties. The success of the Foreman Butte acquisition also depends on our ability to integrate the assets being acquired with our current business and to operate such assets for a profit. If we are not successful in achieving these objectives, the anticipated economic, operational and other benefits and synergies of the Foreman Butte acquisition may not be realized fully or at all, which could result in substantial costs and delays or other operational, technical or financial problems. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce or eliminate the anticipated benefits of the acquisition.

We recorded an impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2016 and 2015, and may again in the future record additional impairments.

We recognized impairment expense of $11.0 million for the twelve months ended June 30, 2016, in addition to the impairment expense of $21.5 million we recognized for the twelve months ended June 30, 2015. The impairment expense recognized in both years is primarily in relation to our North Stockyard project as a direct result of the significant fall in the oil price. Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations.

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

Given the continued decline in the oil price, we do not intend to invest in our exploration plays in the near future. However, if the oil price recovers, we may determine it is in the best interests of the company to resume exploration activities.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2016 and June 30, 2015.

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

In January 2014, we entered into a $25 million credit facility agreement with Mutual of Omaha Bank. In November 2014 this facility was increased to $50 million.  The current borrowing base is $30.5 million and we are drawn to $30.5 million as at June 30, 2016. We intend to continue borrowing under our credit facility in the future as is allowable. The borrowing base is subject to periodic redetermination and is based in part on oil and natural gas prices and the value of properties owned, which could be reduced in the case of asset disposition. A negative adjustment could also occur if the estimates of future prices used by the banks in calculating the borrowing base remain significantly lower than those used in the last redetermination, including as a result of the recent decline in oil prices or an expectation that such reduced prices will continue. Any significant reduction in our borrowing base as a result of such redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of such redetermination, we would be required to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations in the future depends on our future performance. Our borrowing base will automatically be reduced to $19 million on October 31, 2016 in accordance with an amendment to our credit agreement, following the extension in the facility to partially fund the Foreman Butte acquisition and an agreement from Mutual of Omaha Bank with respect to the sale of the North Stockyard properties. We currently expect the credit line to be paid down with $11.5 million of the total proceeds from the close of the North Stockyard assets. However, there can be no assurance that this transaction will close or that we may successfully pay down our credit line. We expect our next determination in October 2016 based our reserves as of June 30, 2016.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We have in the past funded a portion of our capital expenditures with proceeds from the sale of our properties, such as the sale of a portion of the North Stockyard properties to Slawson Exploration Company in August 2013.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, emission controls, storage, transportation, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. For example, because of its potential effect on ground water, seismic activity, and local communities, hydraulic fracturing currently is the subject of regulatory scrutiny, negative press, and legislative changes, particularly at the state and local level. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. Legislative and regulatory efforts may render permitting and compliance requirements more stringent for hydraulic fracturing, which may limit or prohibit use of the process. While none of our properties are expected to be subject to any such changes, there is no assurance that this will remain the case.

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

Our operations also are subject to wildlife-protection laws and regulations such as the Migratory Bird Treaty Act (MBTA). For example, oil companies have been charged with killing migratory birds in North Dakota, where we conduct some of our operations. Reserve pits are used during oil and gas drilling operations. During the cleanup phase of a reserve pit, North Dakota requires companies to cover the pit with a net if it is open for more than 90 days. The maximum penalty for each conviction under the MBTA is two years in prison and a $250,000 fine.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that, among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” or “green completion” methods to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations. The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks and sweetening units at gas processing plants. These new regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane standards regulations issued in June 2016. EPA also intends to conduct future rulemaking to make appropriate revisions to the Prevention of Significant Deterioration and Operating Permit rules under the Clean Air Act.  Moreover, the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” to continue their operations.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2016, the Australian dollar has, as a general trend, maintained its value against the U.S. dollar, though the exchange rate remains volatile. As the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

The prices of our ordinary shares and ADSs have been and will likely continue to be volatile.

The trading prices of our ordinary shares on the ASX and of our ADSs on the NYSE MKT have been, and likely will continue to be, volatile.  Other natural resource companies have experienced similar volatility for their shares, leading us to expect that the results of exploration activities, the price of oil and natural gas, future operating results, market conditions for natural resource shares in general, and other factors beyond our control, could have a significant adverse or positive impact on the market price of our ordinary shares and ADSs. We also believe that this volatility creates opportunities for arbitrage trading between the ASX and NYSE MKT markets.  While we recognize that arbitrage trading is an appropriate market mechanism to eliminate the differences between different trading markets resulting from the combination of volatile stock prices and inter-market inefficiencies, some of our shareholders may not be in a position to take advantage of the potential profits available to arbitrageurs in such cases.

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

Even though Samson is now a “domestic issuer” for SEC reporting requirements, we remain a “foreign based entity” for purposes of Section 110 of the NYSE MKT Company Guide. This permits us to apply to the NYSE MKT to have certain of its listing criteria relaxed and receive exemptions from rules applicable to corporations incorporated in the United States. We currently are relying on one Section 110 exemption received in connection with our stock option plan, and is described in more detail in “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.” While we have no current plans to seek additional Section 110 relief from NYSE MKT, there can be no assurance that we will not do so in the future.

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2016, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2016, we had outstanding options to purchase an aggregate of approximately 4,000,000 of our ordinary shares granted to certain of our directors, officers and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2016, we had warrants outstanding which may be exercised by warrant holders for 316,615,486 ordinary shares. The exercise prices of the warrants and options are between A$0.033 and A$0.039 per share, and the warrants and options expire between March 2017 and April 2018. The exercise of such warrants could have similarly adverse consequences on the trading prices for our shares.

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

Our depositary, The Bank of New York Mellon, has agreed to pay to our ADS holders the cash dividends or other distributions it or the custodian receives on shares or other deposited securities, after deducting its fees and expenses. Our ADS holders will receive these distributions in proportion to the number of ordinary shares their ADSs represent.

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

A.  Market Information

Our American Depositary Shares (“ADS”), each representing 200 ordinary shares, have been listed on the NYSE MKT since January 7, 2008 under the symbol “SSN”. On March 30, 2015 the ratio of ordinary shares to ADS was changed from 20 to 1, to 200 to 1.  As of September 26, 2016 10,198,290 ADSs were outstanding and we had approximately 14,084 beneficial owners of ADS.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE MKT, adjusted for change in ratio.  On September 26, 2016, the closing price of our ADSs on NYSE MKT was $0.735.

	NYSE MKT American Depositary Share (ADS) Price (in USD)
	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter (July 1 – September 30)	$1.02	$0.53	$4.50	$3.20
Second Quarter (October 1 – December 31)	$0.97	$0.40	$3.40	$1.90
Third Quarter (January 1 – March 31)	$1.13	$0.39	$2.60	$1.40
Fourth Quarter (April 1 – June 30)	$0.63	$0.95	$1.66	$0.94

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 26, 2016, 3,215,854,701 ordinary shares were outstanding, and we had approximately 3,905 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 26, 2016, the closing price of our ordinary shares on the ASX was A$0.005.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.007	$.004	$.024	$.019
Second Quarter (October 1 – December 31)	$.007	$.003	$.019	$.011
Third Quarter (January 1 – March 31)	$.008	$.003	$.016	$.008
Fourth Quarter (April 1 – June 30)	$.006	$.004	$.010	$.007

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

One significant manner in which our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE MKT standards is that in January 2009, with the approval of our Board of Directors, we asked the NYSE MKT for exemptive relief from Section 711 of the NYSE MKT rules, which normally requires shareholder approval of any issuances of equity securities to officers or directors of a listed company, or of a plan like the Samson Oil & Gas Limited Stock Option Plan (the “2009 Plan”).  Such approval is not required under Australian law or the ASX listing rules, and this difference in law was certified to NYSE MKT by the Company’s Australian legal counsel at that time, Minter & Ellison. Under Australian law, approval of the plan by Samson’s Board of Directors is sufficient to adopt the plan under Australian law. Australian law does require shareholder approval for options grants to directors, regardless of whether a Board-approved plan is in place. Therefore, in the event we issue options to directors under the 2009 Plan, we will be required to obtain shareholder approval of the grants.

The NYSE MKT granted approval for exemption from Section 711 in April 2009. However, we did not receive shareholder approval in connection with the establishment of the 2009 Plan.

On March 14, 2016, we received notification from NYSE MKT that we were not in compliance with certain NYSE MKT continued listing standards relating to stockholders equity as of December 31, 2015.  On May 26, 2016, we received notification from NYSE MKT it had accepted our plan to regain compliance with the applicable listing standards, and we have until September 14, 2017 to do so. The plan includes maximizing production and minimizing costs associated with our operated assets to increase the profitability of the Company.

B.  Holders

As of September 26, 2016, there were approximately 3,905 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs and there approximately 14,084 beneficial holders of our ADS as of September 26, 2016.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2016 Annual General Meeting of Shareholders.

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2016 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

	Fiscal Year Ended June 30
	2016	2015	2014	2013	2012
Revenues and Other Income
Oil sales	$8,240,529	$12,460,171	$9,616,660	$5,028,050	$7,352,494
Gas sales	714,103	834,835	1,001,341	772,073	1,020,945
Other liquids	47,723	-	627	3,985	12,360
Interest income	2,569	30,759	118,076	253,150	355,357
Gain on derivative instruments	-	3,112,268	-	-	0
Gain on sale of oil and gas properties	-	-	2,937,010	-	-
Bargain purchase on acquisition of assets	10,775,231	-	-	-	0
Other	897,448	137,857	66,893	211,736	58,598
Total Revenues and Other Income	20,677,603	16,575,890	13,740,607	6,268,994	8,799,754

	Fiscal Year Ended June 30
	2016	2015	2014	2013	2012
Expenses
Lease operating expense	$(5,427,752)	$(6,117,217)	$(4,105,809)	$(3,466,339)	$(2,789,902)
Depletion, depreciation and amortization	(4,766,949)	(6,920,945)	(2,992,649)	(1,975,932)	(2,776,005)
Impairment of oil and natural gas properties	(11,029,442)	(21,475,450)	(83,121)	(259,529)	(635,464)
Exploration and evaluation expenditure	(4,216,077)	(12,686,943)	(368,469)	(7,929,204)	(30,559,458)
Accretion of asset retirement obligations	(125,078)	(40,159)	(9,236)	(55,326)	(23,603)
General and administrative	(3,685,673)	(4,812,668)	(6,457,812)	(6,313,993)	(7,880,966)
Abandonment expense	-	(404,485)	(726,427)	-	--
Loss on derivative instruments	(2,657,963)	-	(504,592)	-	-
Borrowing Costs	(185,138)	(135,694)	(33,632)	-	-
Interest expense, net of capitalized costs	(1,217,440)	(598,940)	(91,422)	-	-
Total Expenses	(33,311,512)	(53,192,501)	(15,373,169)	(20,000,323)	(44,665,398)
Income (loss) from continuing operations	(12,633,909)	(36,616,611)	(1,632,562)	(13,731,329)	(35,865,644)
Income tax (provision)/ benefit	-	(3,021)	(780,611)	2,010,280	4,629,193
Earnings from continuing operations	(12,633,909)	(36,619,632)	(2,413,173)	(11,721,049)	(31,236,451)
Total income (loss) from discontinued operations, net of income taxes	-	-	-	-	-
Net Income (Loss)	$(12,633,909)	$(36,619,632)	$(2,413,173)	$(11,721,049)	$(31,236,451)

Basic – cents per share	$(0.43)	$(1.29)	$(0.21)	$(0.61)	$(1.78)
Diluted – cents per share	$(0.43)	$(1.29)	$(0.21)	$(0.61)	$(1.78)

Net earnings per common share from discontinued operations:
Basic – cents per share	$-	$-	$-	$-	$0.00
Diluted – cents per share	$-	$-	$-	$-	$0.00

Weighted average common shares outstanding:
Basic	2,919,426,154	2,837,777,322	2,558,418,209	1,935,438,970	1,752,408,357
Diluted	2,919,426,154	2,837,777,322	2,558,418,209	1,935,438,970	1,752,408,357

Assets held for sale

The assets held for sale have not been treated as discontinued operations as their sale does not represent a material change in the direction of the company, nor do they represent a significant value in the forward looking reserves of the Company.

	Fiscal Year Ended June 30
	2016	2015	2014	2013	2012
Cash flow data:
Cash flow provided by/(used in) operations	$1,931,977	$3,044,439	$(1,527,263)	$2,182,311	$2,820,481
Cash flow provided by /(used in) investing activities	(18,003,433)	(20,097,069)	(21,575,457)	(17,405,124)	(42,732,283)
Cash flow provided by/(used in) financing activities	$16,733,259	$12,571,190	$23,455,009	$9,050,000	$632,101

Other financial data:
Capital expenditure – oil and gas properties	$(31,332,473)	$(18,339,362)	$(17,276,219)	$(8,371,024)	$(3,384,858)
Capitalized exploration expenditure and undeveloped acreage	(178,254)	(1,472,880)	(1,080,925)	(6,263,316)	(5,172,706)

Balance sheet data:
Cash and cash equivalents	$2,654,812	$2,062,720	$6,846,394	$13,170,627	$18,845,894
Property, plant and equipment, net of depletion and impairment	31,830,797	29,964,061	34,796,359	20,359,675	14,338,441
Total assets	52,042,990	40,976,857	68,841,229	52,806,665	55,723,239
Borrowings	(19,000,000)	(18,699,000)	(6,000,000)	-	(7,322)
Total shareholders’ equity	$5,191,473	$16,666,510	$53,636,102	$44,907,319	$48,173,079

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year, we underwent two transformative transactions. In April 2016, we closed on the acquisition of the Foreman Butte project, a number of producing and non producing, operated and non operated properties in the Ratcliffe and Madison formations in North Dakota and Montana. The purchase price was $16.0 million (before post closing settlement adjustments) and following a review of the fair market value of the assets and liabilities on the closing date of the transaction, we recorded a bargain purchase gain of $10.7 million. This acquisition was financed through an extension in our credit facility with Mutual of Omaha Bank of $11.5 million and a $4.0 million promissory note provided for the seller of the assets.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price is $15 million, and the purchaser has provided a deposit of $1 million. The transaction was initially scheduled to close on August 31, 2016. Under the terms of the purchase and sale agreement, the purchaser could extend the closing date to September 30, 2016 through the payment of $50,000. The purchaser exercised this option on August 31, 2016. The terms of the agreement allow another extension to October 31, 2016 upon payment of an additional $50,000, which the purchaser has also exercised. If the transaction has not closed by October 31, 2016, the agreement will be terminated. The $1 million deposit is not refundable unless environmental or title issues are identified by the purchaser during their due diligence. This asset consists of 22 producing Bakken and Three Forks wells. The effective date of the transaction is the day after the transaction closes. $11.5 million of the proceeds from this transaction will be used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds will be used to rebalance our hedge book, following the sale of a portion of our production and for working capital.

Our net oil production was 240,424 barrels of oil for the year ended June 30, 2016 compared to 233,646 barrels of oil for the year ended June 30, 2015. Our net gas production was 569,008 Mcf for the year ended June 30, 2016 compared to 226,707 Mcf for the year ended June 30, 2015.

Recent Developments

Operations

In March 2016 we closed on our Foreman Butte acquisition. We were awarded operatorship of wells located in Montana by the Montana Board of Oil and Gas on April 2, 2016 and we were awarded operatorship of wells located in North Dakota by the North Dakota Industrial Commission on June 3, 2016. After we were awarded operatorship we commenced a workover program to return 32 wells that were non producing to production prior to June 30, 2016.

During August and September 2016, we commenced a second workover program.

The sale of the North Stockyard project is expected to close October 20, 2016. The effective date of the transaction is the day after the sale closes. This project has a written down value of $13.8 million at June 30, 2016. This sale has not been disclosed as a discontinued operation as we do not believe it meets the criteria for this accounting treatment. It is disclosed as an asset held for sale on the Balance Sheet as at June 30, 2016.

During the years ended June 30, 2015 and 2014 we drilled twenty wells in our North Stockyard project in Williams County, North Dakota and one well in our Rainbow project, also in Williams County, North Dakota. All of these wells have all been completed, fracture stimulated and were producing as at June 30, 2016.

Following the significant fall in the oil price and the below expectation drilling results seen in our exploration properties, we did not complete any significant exploration operations during the year ended June 30, 2016.

During the fiscal year ended June 30, 2016 we wrote off $4.2 million in previously capitalized exploration costs with respect to our Hawk Springs and South Prairie project areas.

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

At South Prairie, the first well drilled was plugged and abandoned based on the logging and show results.  Our second well in our South Prairie project, the York #3-9 was drilled in September 2014, and this was also a dry hole. Following the lack of success of these two wells, $2.6 million in previously capitalized exploration expenditure was written off to the Income Statement during the year ended June 30, 2015. We elected to participate in a third well in this project area, the Badger #1 at a cost of approximately $0.2 million net to us. This well, which tested the Wayne zone of the Mississippian formation spud in August 2015 and was a dry hole. As a result we have written off all previously capitalized cost relating to our South Prairie project.

Capital Raising

In April 2016, we raised $1.4 million in the U.S. through the sale of ordinary shares (represented by American Depositary Shares) via a registered direct offering.

Results of Operations

Net income (loss)

The result for the fiscal year ended June 30, 2016 was a net loss of $12.7 million, compared to a net loss of $36.7 million for the year ended June 30, 2015.  The net loss in 2016 was due to significant write offs in relation to previously capitalized exploration expenditure and impairment losses. The net loss for 2016 also includes $2.7 million in losses on derivative instruments. The loss was offset by $10.7 million recognized in bargain purchase gain with respect to our Foreman Butte transaction.

The loss in 2015 was due to significant write offs in relation to previously capitalized exploration expenditure and impairment losses.

During the year ended June 30, 2016 we wrote off $4.2 million in exploration expenditure in the Statement of Operations. $4.0 million was in relation to our Hawk Springs project and $0.2 million was in relation to our South Prairie project. $2.4 million related to acreage acquisition costs and $1.8 million related to drilling exploration wells. Following the significant decrease in oil prices, and our below expectation drilling results, leases in our exploration properties have not been renewed as they expire.

During the year ended June 30, 2015 we wrote off $8.1 million in exploration expenditure in the Statement of Operations in relation to our Roosevelt project, following the lack of performance of our farm out partner with respect to drilling a well in this area and $2.6 million with respect to our South Prairie project following poor drilling results in that project area. We also wrote off $0.7 million with respect to our Hawk Springs project following lease expirations. We also wrote off $0.9 million in previously capitalized 3-D seismic costs over the Hawk Springs project area.

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

	Fiscal Year ended June 30,
	2016	2015
Production Volume:
Oil (Bbls)	240,424	233,646
Natural gas (Mcf)	569,008	226,707
BOE	335,259	271,431

Oil Price per Bbl Produced (in dollars):

Realized price	$34.27	$53.33
Impact of settled derivative instruments	2.11	10.44
Derivative adjusted price	36.38	63.77

Natural Gas Price per Mcf Produced (in dollars):

Realized price	$1.25	$3.68

	Fiscal Year ended June 30,
	2016	2015
Expense per BOE:
Lease operating expenses	$12.95	$17.23
Production and property taxes	$3.40	$5.68
Depletion, depreciation and amortization	$14.22	$25.50
General and administrative expense	$10.99	$17.73
Interest expense, net of amounts capitalised	$3.63	$2.21

Comparison of Year Ended June 30, 2016 to year ended June 30, 2015

	Year ended
Item	June 30, 2016	June 30, 2015	Variance	% Change
Continuing Operations
Oil and gas revenues	$9,002,355	$13,295,006	$(4,292,651)	-32%
Interest income	2,569	30,759	(28,190)	-92%
Gain on derivative instruments	-	3,112,268	(3,112,268)	100%
Gain on bargain purchase gain on acquisition	10,775,231	-	10,775,231	-100%
Other income	897,448	137,857	759,591	551%
Lease operating expense	(5,427,752)	(6,117,217)	689,465	-11%
Depletion, depreciation and amortization	(4,766,949)	(6,920,945)	2,153,996	-31%
Impairment of oil and gas properties	(11,029,442)	(21,475,450)	10,446,008	-49%
Exploration and evaluation expenditure	(4,216,077)	(12,686,943)	8,470,866	-67%
Accretion of Asset Retirement Obligations	(125,078)	(40,159)	(84,919)	211%
General and administrative cost	(3,685,673)	(4,812,668)	1,126,995	-23%
Abandonment expense	-	(404,485)	404,485	0%
Loss on derivative instruments	(2,657,963)	-	(2,657,963)	0%
Borrowing Costs	(185,138)	(135,694)	(49,444)	0%
Interest expense, net of capitalised costs	(1,217,440)	(598,940)	(618,500)	0%
Income tax (expense)/benefit	-	(3,021)	3,021	-100%
Net income (loss)	$(12,633,909)	$(36,619,632)	$23,985,723

Oil and gas revenues

Oil and gas revenues decreased from the year ended June 30, 2015 to the year ended June 30, 2016, from $13.3 million to $9.0 million.  Oil production increased from 233,646 Bbls for the year ended June 30, 2015 to 240,424 Bbls for the year ended June 30, 2016. The increase in oil produced is a result of our Foreman Butte acquisition. This project added 47,928 barrels of oil from acquisition date of March 31, 2016. The average oil sale price received however, decreased in line with global oil prices to $34.27 per barrel for the year ended June 30, 2016 compared to $53.33 per barrel for the year ended June 30, 2015 (excluding the impact of derivative instruments).

Our natural gas production increased for the year ended June 30, 2016 to 569,008 Mcf from 226,707 Mcf for the year ended June 30, 2015.  The increase is a result of all of North Stockyard wells being connected to a gas gathering system. The final connections to the gas gathering system occurred at the beginning of the year. Prior to all wells being hooked up to the gathering system, the gas was flared. The realized gas price decreased from $3.69 per Mcf for the year ended June 30, 2015 to $1.25 per Mcf for the year ended June 30, 2016.

Gain on bargain purchase

During the year ended June 30, 2016 we recognized a gain from bargain purchase of $10.7 million, following the acquisition of our Foreman Butte project for $16.6 million in cash (following post closing adjustments). We determined the fair market value on acquisition date of March 31, 2016 was $29.2 million, resulting in a gain on bargain purchase of $10.7 million after allowing for $1.8 million in asset retirement obligation recognized with respect to this project. The fair value of the project was calculated with reference to the risked PDP and PDNP reserve value using the forward price curve at March 31, 2016.

We did not have a similar transaction in the prior year.

Impairment

Included in the loss for fiscal year ended June 30, 2016 is $11.0 million of impairment expense of oil and gas properties compared to $21.5 million for fiscal year ended June 30, 2015.

The impairment expense in fiscal year 2016 is directly attributable to the decline in the oil price. In December 2016, we recognized impairment expense of $9.8 million: $8.9 million in relation to our North Stockyard property, $0.2 million in relation to our State GC property, and $0.6 million in relation to our Rainbow property. The remaining $0.1 million was in relation to a variety of smaller properties. The impairment recognized was a direct result of the falling oil price. In June 2016, we recognized an additional impairment of $1.2 million; this all relates to the State GC project and is related to the continued depression in the oil price.

During the year ended June 30, 2015, we recognized $17.6 million in relation to the carrying value of our North Stockyard properties. This is directly attributable to the decrease in the oil price. We also recognized $0.8 million in relation to additional asset retirement obligation recognized due to the change in the expected timing of cashflows following the decrease in the oil price. The remaining $0.4 million in impairment expense relates to other fields in our portfolio. $2.7 million of the prior year impairment was a result of the poor production results from our Gladys well in our Rainbow project, combined with the decrease in the oil price. This impairment was recognized at December 31, 2014. Subsequent to that date, an electrical submersible pump was installed on the Gladys well, and its performance has improved. No additional impairment expense was recognized in relation to this well at June 30, 2016.

Exploration and evaluation expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2016, to $4.2 million from $12.7 million for the year ended June 30, 2015.

During the current year, we wrote off $4.2 million in previously capitalized exploration costs relating to acreage acquisition costs for our Hawk Springs project and additional completion costs associated with exploration wells in this project area. Following the decline in the oil price and below expectations drilling results in these project areas, we have no further exploration plans for these projects.

In the prior year we wrote off $8.1 million in relation to our Roosevelt project and $2.6 million in relation to our South Prairie project – both of which had unsatisfactory drilling results. We have also written off $0.7 million in previously capitalized costs with respect to our leasehold in our Hawk Springs project and associated seismic costs due to lease expirations in the project area. We also wrote off the remaining $0.9 million in previously capitalized 3-D seismic over the Hawk Springs project area. Other exploration expenditure included delay rentals to keep exploration leases active and general exploration expenditure on properties that are yet to meet the criteria for capitalization.

Lease operating expenses

Lease operating expenses decreased from $6.1 million for fiscal year 2015 to $5.4 million in fiscal year 2016.   Although production increased in the period, costs have decreased. Service providers and operators have made concerted efforts to decrease operating costs given the significant and sustained oil price decrease. In addition, we have become operator of a significant portion of our wells and therefore we are able to better control our costs. Lease operating expense per BOE decreased from $17.23 for fiscal year 2015 to $12.95 for fiscal year 2016.

Our production taxes and handling expenses decreased from $5.68 per BOE for fiscal year 2015 to $3.40 per BOE for fiscal year 2016 due to a decrease in the percentage charged for certain production taxes following the sustained drop in the oil price.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense decreased from $6.9 million for fiscal year 2015 to $4.8 million in fiscal year 2016.   Depreciation and depletion per BOE for fiscal year 2016 decreased as result of lower capitalized costs (following significant impairments) and higher reserve values in the case of our newly acquired Foreman Butte project, to $14.22 for fiscal 2016 compared to $25.50 for fiscal 2015.

General and administrative expense

General and administrative expense decreased from $4.8 million for the year ended June 30, 2015 to $3.7 million for the year ended June 30, 2016. A change in service providers as well as other cost saving initiatives led to the decrease. Management intends to continue its tight cost control discipline with respect to general and administrative costs in the future.

Gain/(Loss) on derivative instruments

During the year ended June 30, 2015 we recognized a gain of $3.1 million in the change in the fair value of our derivative instruments compared to a loss of $2.7 million in the year ended June 30, 2016. Of the loss recognized in the current year, $3.2 million is unrealized, which was offset by a realized gain of $0.5 million.

Of the gain recognized in the prior year $2.4 million was realized and $0.7 was unrealized.

Interest expense

Interest expense increased in the current to year to $1.2 million compared to $0.7 million for the year ended June 30, 2015. The interest rate associated with our credit facility with Mutual of Omaha increased to three month LIBOR plus 6%, or around 6.8% following the increase in the facility to partially fund the Foreman Butte acquisition. The balance outstanding increased from $18.7 million at June 30, 2015 to $30.5 million at June 30, 2016.

$0.1 million in interest expense was also recognized with respect to the $3.9 million promissory note provided by us to the seller of the Foreman Butte transaction. The promissory note has a face value of $4 million and a 10% cash interest rate, all to be paid in one balloon payment on April 1, 2017. The effective interest rate of the note is 12% to take into account its fair value at inception.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
	2016	2015

Cash provided by operating activities	$1,931,977	$3,044,439
Cash used in investing activities	(18,003,433)	(20,097,069)
Cash provided by financing activities	16,733,259	12,571,190

Capital Resources

During the year ended June 30, 2016, our main source of liquidity was cash on hand, cash from operations, proceeds from our credit facility with Mutual of Omaha Bank, financing from the seller of the Foreman Butte transaction and a capital raising completed in April 2016.

We drew down $11.8 million from our Mutual of Omaha credit facility to contribute toward funding the acquisition of our Foreman Butte project. We also delivered a $4 million promissory note to the seller of the Foreman Butte project. In April 2016, we raised $1.3 million, after costs, through the issue of ordinary shares in the form of American Depositary receipts in a registered direct offering. We offered 378,020,400 ordinary shares to U.S. investors at 72 cents (U.S.) per ADS through a registered direct offering.

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

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (which was extended to November 15, 2016);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016 (which was increased to $11.5 million and extended to October 31, 2016 following the agreement to sell our interest in the North Stockyard field for $15 million); and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement.

The current borrowing base is $30.5 million and is fully drawn as at September 28, 2016.

As at June 30, 2016 we were in compliance with all of these quarterly covenants.

We have raised $1.4 million in equity towards the total of $5.0 million required under the facility. We expect that Mutual of Omaha Bank will apply the excess proceeds over the $11.5 million required to be paid to Mutual of Omaha Bank to also be applied towards this total, however there can be no guarantee that they will do this. We have received an extension from Mutual of Omaha Bank to raise the remaining funds by November 15, 2016.

In April 2015, we liquidated a portion of our derivative instruments due for settlement during 2015 for proceeds of $1.2 million.

Our current borrowing base is $30.5 million and we are drawn to $30.5 million as at June 30, 2016. We intend to continue borrowing under our credit facility in the future as is allowable. The borrowing base is subject to periodic redetermination and is based in part on oil and natural gas prices and the value of properties owned, which could be reduced in the case of asset disposition. A negative adjustment could also occur if the estimates of future prices used by the banks in calculating the borrowing base remain significantly lower than those used in the last redetermination, including as a result of the recent decline in oil prices or an expectation that such reduced prices will continue. Any significant reduction in our borrowing base as a result of such redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of such redetermination, we would be required to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations in the future depends on our future performance. Our borrowing base will automatically be reduced to $19 million on October 31, 2016, following the extension in the facility to partially fund the Foreman Butte acquisition and an agreement from Mutual of Omaha Bank with respect to the sale of the North Stockyard properties. We currently expect the credit line to be paid down with $11.5 million of the total proceeds from the close of the North Stockyard assets. However, there can be no assurance that this transaction will close or that we may successfully pay down our credit line. We expect our next determination in October 2016 based our reserves as of June 30, 2016.

2015 and 2016 Capital Expenditures

During the year ended June 30, 2016 we spent $16.0 million on our Foreman Butte acquisition and $1.5 million on other oil and gas properties, including recompletion activities associated with wells that were categorized as PDNP at acquisition date.

During the fiscal year ended June 30, 2015 we spent $17.6 million drilling and fracture stimulating 10 wells in our North Stockyard project and 1 well in our Rainbow project. We also spent $2.4 million continuing to work on the Bluff exploration well in our Hawk Springs project.

Estimated 2017 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2017 is estimated at $1.0 million.

We plan to deploy these funds to maximize production in our Foreman Butte project area. We plan to fund this activity through cash on hand, future cash flows and possible asset sales.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. We will not be able to fund all of the planned expenditure from our existing working capital and there is no guarantee we will be able to raise the funds through the debt or equity markets.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

In March 2016 we closed on our Foreman Butte acquisition. We were awarded operatorship of wells located in Montana by the Montana Board of Oil and Gas on April 2, 2016 and we were awarded operatorship of wells located in North Dakota by the North Dakota Industrial Commission on June 3, 2016. After we were awarded operatorship, we commenced a workover program to return 32 wells that were non producing to production prior to June 30, 2016. On the date of acquisition the PDP value of this property was $22.1 million (based on the forward curve at acquisition date of March 31, 2016). On June 30, 2016 the PDP value of this property (based on the forward curve on June 30, 2016) was $46 million. The total proved value of the property (based on the forward curve at June 30, 2016) was $109 million.

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company that holds leases to extract potash in an acreage position situated within our project area. The MMDA is largely finalized however has not yet been executed by either party. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at a cost of $75 an acre to us. We are currently seeking farm out partners to move this project forward.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. The 3-D seismic is currently being designed to image these natural fractures. This project displays very robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well. Initial production rates from a competitor wells are around 1,500 BOPD and decline rates experienced by a competitor wells are very modest. We have not drilled a well in this project area to date.

Divestitures

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price is $15 million; the purchaser has provided a deposit of $1 million. The transaction was initially scheduled to close on August 31, 2016, although under the terms of the purchase and sale agreement, the purchaser could extend the closing date to September 30, 2016 through the payment of $50,000. The purchaser exercised this option on August 31, 2016. The terms of the agreement allow another extension to October 31, 2016 upon payment of an additional $50,000. The purchaser exercised this option on September 28, 2016. If the transaction has not closed by October 31, 2016, the agreement will be terminated. The $1 million deposit is not refundable unless environmental or title issues are identified by the purchaser during their due diligence. This asset consists of 22 producing Bakken and Three Forks wells. The effective date of the transaction is the day after the transaction closes. $11.5 million of the proceeds from this transaction will be used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds will be used to rebalance our hedge book, following the sale of a portion of our production and for working capital.

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

Trends Affecting Our Results of Operation

Lease Operating Expenses

Following the decrease in global oil prices, lease operating expenses have also shown a downward trend. There can be no guarantee this will continue. Following the Foreman Butte acquisition, we are now the operator of the majority of our wells. Our focus in the coming 12 months will be to continue to lower operating costs while continuing to operate safely and efficiently.

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

During the year ended June 30, 2016 we expensed $4.1 million in exploration expenditure written off in relation to acreage acquisition and additional completion costs incurred with respect to our Hawk Springs project in Wyoming.

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

We recorded impairment charges of $11.0 million and $21.5 million for the years ended June 30, 2016 and 2015 respectively.

The charges in the fiscal year ended June 30, 2016 related to the impact of the decrease in the oil price and its impact on the future expected value from our North Stockyard, State GC and Rainbow fields.

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

Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Accounting Standards Update (ASU) 2014-09 provides a new framework for addressing revenue recognition issues and upon its effective date, replaces almost all existing revenue recognition guidance. While the revenue recognition policies of all entities will be impacted by this standards, we do not expect the impact to be significant. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim period’s within that reporting period.

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

ASU 2016-02, Leases (Topic 842) This ASU, among other provisions, requires lessees to recognize right of use assets and leases liabilities for all leases not considered short term leases. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

We have not yet begun to assess the impact of these standards on our financial reporting. However, we do not expect these changes to have a significant impact on our financial statements with the exception of additional disclosures.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 59 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”) as of June 30, 2016. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

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

 Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective based upon these criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders’ meeting and is incorporated by reference in this report.

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2016 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 59.

Exhibits

Number	Description

3.1	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20-F filed on July 6, 2007, as amended by Form 20-F/A).

4.1	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.2	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).+

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011).+

10.10	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.11	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.12	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.13	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.14	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.15	Form of Subscription Agreement dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

10.16	First Amendment to Mutual of Omaha Credit Agreement dated November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2015).

10.17	Purchase and Sale Agreement dated December 31, 2015 between Samson Oil and Gas USA, Inc. and Oasis Petroleum North America LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2016).

10.18	First Amendment to Purchase and Sale Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2016).

10.19	Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2016).

10.20	Third Amendment to Credit Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2016).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 14, 2016).

10.22	Engagement Agreement dated February 22, 2016 between Samson and Euro-Pacific (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on April 14, 2016).

10.23	Amendment to Employment Agreement dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016).+

10.24	Purchase and Sale Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2016).

10.25	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of Hein & Associates LLP.

23.2	Consent of Ryder Scott Company, L.P.

23.3	Consent of Netherland, Sewell & Associates, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

99.1	Report of Netherland, Sewell & Associates Inc. Regarding the Registrant’s Reserves as of June 30, 2016.

101.INS	XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

** Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2016
Terence Barr

/s/ Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 28, 2016
Robyn Lamont

/s/ Peter Hill	Director	September 28, 2016
Peter Hill

/s/ Greg Channon	Director	September 28, 2016
Greg Channon

/s/ Denis Rakich	Director	September 28, 2016
Denis Rakich

58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Samson Oil & Gas Limited

We have audited the accompanying consolidated balance sheets of Samson Oil & Gas Limited and subsidiaries as of June 30, 2016, and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and subsidiaries as of June 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Hein & Associates LLP

Denver, Colorado

September 28, 2016

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,654,812	$2,062,720
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	1,996,415	3,645,223
Oil Inventory	463,768	0
Prepayments	183,305	372,079
Fair value of derivative instruments	-	159,216
Oil and gas properties held for sale	13,768,865	-
Total current assets	19,067,165	6,239,238
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $15,049,015 and $44,273,976 at June 30, 2016 and June 30, 2015, respectively	31,522,323	29,715,540
Other property and equipment, net of accumulated depreciation and amortization of $573,995 and $553,428 at June 30, 2016 and June 30, 2015, respectively	308,474	248,521
Net property, plant and equipment	31,830,797	29,964,061
OTHER ASSETS
Unproved capitalized acreage	220,703	2,941,422
Capitalized exploration expense	-	1,388,798
Fair value of derivative instruments	-	101,269
Restricted cash - collateral for bonds	450,000	-
Other	474,325	342,069
TOTAL ASSETS	$52,042,990	$40,976,857
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,125,643	$1,678,915
Accrued liabilities	1,629,975	1,999,344
Provision for annual leave	194,497	219,414
Amounts due for current repayment from the credit facility	11,500,000	-
Promissory Note, net of discount, including accrued interest	4,046,428	-
Fair value of derivative instruments	1,671,653	-
Total current liabilities	23,168,196	3,897,673

Fair value of derivative instruments	1,233,076	-
Asset retirement obligations	3,450,245	1,263,674
Credit facility	19,000,000	18,699,000
Total liabilities	46,851,517	23,860,347

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, 3,215,854,701 and 2,837,782,022 shares issued and outstanding at June 30, 2016 and 2015, respectively	105,719,184	104,491,774
Accumulated other comprehensive income	927,718	996,256
Accumulated deficit	(101,455,429)	(88,821,520)
Total stockholders’ equity	5,191,473	16,666,510
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,042,990	$40,526,857

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal year ended June 30,
	2016	2015
REVENUES AND OTHER INCOME:
Oil sales	$8,240,529	$12,460,171
Gas sales	714,103	834,835
Other liquids	47,723	-
Interest income	2,569	30,759
Gain on derivative instruments	-	3,112,268
Gain on bargain purchase of oil and gas properties	10,775,231	-
Other	897,448	137,857
TOTAL REVENUE AND OTHER INCOME	20,677,603	16,575,890

EXPENSES:
Lease operating expense	(5,427,752)	(6,117,217)
Depletion, depreciation and amortization	(4,766,949)	(6,920,945)
Impairment of oil and natural gas properties	(11,029,442)	(21,475,450)
Exploration and evaluation expenditure	(4,216,077)	(12,686,943)
Accretion of asset retirement obligations	(125,078)	(40,159)
General and administrative	(3,685,673)	(4,812,668)
Abandonment Expense	-	(404,485)
Loss on derivative instruments	(2,657,963)	-
Borrowing costs	(185,138)	(135,694)
Interest expense	(1,217,440)	(598,940)
TOTAL EXPENSES	(33,311,512)	(53,192,501)
Loss before income tax	(12,633,909)	(36,616,611)
Income tax (provision)/ benefit	-	(3,021)
Net loss	$(12,633,909)	$(36,619,632)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation loss	(68,538)	(305,840)
Total comprehensive loss for the period	$(12,702,447)	$(36,925,472)

Net loss per common share:
Basic – cents per share	(0.43)	(1.29)
Diluted – cents per share	(0.43)	(1.29)

Weighted average common shares outstanding:
Basic	2,919,426,154	2,837,777,322
Diluted	2,919,426,154	2,837,777,322

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Retained	Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Loss	Total Equity
Balance at July 1, 2014	$104,535,894	$(52,201,888)	$1,302,096	$53,636,102
Net loss	-	(36,619,632)	-	(36,619,632)
Foreign currency translation	-	-	(305,840)	(305,840)
Total comprehensive loss for the period	-	(36,619,632)	(305,840)	(36,925,472)
Issue of share capital	880	-	-	880
Share issue costs	(45,000)	-	-	(45,000)
Balance at June 30, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510
Net loss	-	(12,633,909)	-	(12,633,909)
Foreign currency translation	-	-	(68,538)	(68,538)
Total comprehensive loss for the period	-	(12,633,909)	(68,538)	(12,702,447)
Issue of share capital	1,400,150	-	-	1,400,150
Share issue costs	(172,740)	-	-	(172,740)
Balance at June 30, 2016	$105,719,184	$(101,455,429)	$927,718	$5,191,473

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2016	2015
Cash flows from operating activities
Receipts from customers	$10,443,411	$13,177,704
Net cash received from commodity derivative financial instruments	637,980	2,275,026
Payments to suppliers & employees	(9,015,060)	(11,172,887)
Interest received	2,573	31,061
Interest paid	(808,144)	(481,714)
Income taxes paid	-	(107,135)
Payments for abandonment costs	(53,783)	(677,616)
Proceeds from legal settlement	725,000	-
Net cash flows provided by operating activities	1,931,977	3,044,439
Cash flows from investing activities
Proceeds from sale of oil and gas properties	1,000,000	-
Payments for operating bonds	(450,000)	-
Payments for plant & equipment	(183,266)	(20,249)
Payments for exploration and evaluation	(749,731)	(2,406,192)
Payments of business combination	(16,089,029)	-
Payments for oil and gas properties	(1,531,407)	(17,670,628)
Net cash flows used in investing activities	(18,003,433)	(20,097,069)
Cash flows from financing activities
Proceeds from issue of share capital	1,400,150	880
Proceeds from short term borrowings	4,000,000	-
Proceeds from borrowings	11,801,000	13,000,000
Repayments of borrowings	-	(301,000)
Payments for costs associated with borrowings	(295,151)	(83,690)
Payments for costs associated with capital raising	(172,740)	(45,000)
Net cash flows provided by financing activities	16,733,259	12,571,190
Net change in cash and cash equivalents	661,803	(4,481,440)
Cash and cash equivalents at the beginning of the year	2,062,720	6,846,394
Effects of exchange rate changes on cash and cash equivalents	(69,711)	(302,234)
Cash and cash equivalents at end of year	$2,654,812	$2,062,720

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations.   Samson Oil & Gas Limited, along with its consolidated subsidiaries (“Samson” or the “Company”), is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties in North Dakota, Montana and Wyoming.

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2016 or 2015.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2016	2015
Oil and natural gas sales	$1,717,110	$3,224,595
Cost recovery from drilling partners	275,018	275,148
Other	4,287	145,480
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2016 and 2015	$1,996,415	$3,645,223

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

Accruals.   The components of accrued liabilities for the years ended June 30, 2016 and 2015 are as follows:

	2016	2015
Bonus accrual	-	-
Other accruals	629,975	1,999,344
Deposit received for asset sale	1,000,000	0
	$1,629,975	$1,999,344

Other accruals includes an estimate of the costs expected to be incurred with respect to the asset retirement obligation in the next twelve months.

The deposit received from the asset sale is non-refundable (subject to the identification of certain title or environmental defects for the deadline for providing notification to the Company has passed) deposit received from the purchaser of our North Stockyard assets.

The majority of other accruals in the prior year relate to expenses incurred in relation to our exploratory well, Bluff, in our Hawk Springs project and other general accruals.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2016	2015
Proved properties	$45,177,047	$61,724,561
Lease and well equipment	1,394,291	12,264,955
Less accumulated depreciation, depletion and impairment	(15,049,015)	(44,273,976)
	$31,522,323	$29,715,540

Assets held for sale	13,768,865	-

Unproved acreage	$220,703	$2,941,422

Capitalized exploration expense	$-	$1,388,798

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

The costs of development wells are capitalized whether productive or nonproductive. The provision for depletion of oil and gas properties is calculated on a field–by–field basis using the unit–of–production method. Mineral interests and leasehold acquisition costs are depleted over total proved reserves while cost of completed wells and related facilities and equipment are depleted over proved developed producing reserves.

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

The Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected future cash flows of its oil and gas properties and compares these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows. Unproved oil and gas properties are assessed periodically for impairment on a field by field (consistent with the fields used for the calculation of depletion, depreciation and amortization) basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. When the Company has allocated fair values to significant unproved property (probable reserves) as the result of a business combination or other purchase of proved and unproved properties, it uses a future cash flow analysis to assess the property for impairment.

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

Assets held for sale

On June 30, 2016, the Company signed a Purchase and Sale Agreement for the sale of its interests in the North Stockyard field. The purchase price of the acquisition is $15 million and the acquisition is expected to settle on October 20, 2016. The effective date of the acquisition is the day after the closing date. The Company received a $1 million deposit from the purchaser on the date of signing, recorded in current liabilities. This deposit is only refundable if certain title or environmental defects are identified during the purchaser’s due diligence. The date by which the purchaser was required to notify the Company of any title or environmental defects has passed and the Company was not advised of any environmental or title defects.

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

During the fiscal year ended June 30, 2016, we expensed $4.2 million in deferred exploration expense in relation to our Hawk Springs project area.

During the fiscal year ended June 30, 2015 the Company expensed $8.1 million in relation to our Roosevelt project in Montana. During the year ended June 30, 2014 the Company entered into a farm out arrangement with respect to this property however due to the falling oil prices, the farm out partner failed to meet its obligations under the agreement. The Company does not plan to spend any additional capital in this project area and therefore we have written off the previously capitalized exploration expenditure. The Company also wrote off $2.5 million with respect to its South Prairie project in North Dakota. A second dry hole was drilled in the area during the year ended June 30, 2015 and the decision was made to write off the costs capitalized with respect to this project. The Company also expensed $1.6 million with respect to its Hawk Springs project in Wyoming. These costs were associated with leases expiring during the year. The Company also expensed $0.4 million of general exploration expenditure, which was never capitalized to the Balance Sheet.

Impairment

The Company recorded impairment charges of $11.0 million and $21.5 million for the years ended June 30, 2016 and 2015 respectively.

The charges in the fiscal year ended June 30, 2016 related to the impact of the drop in the oil price on our North Stockyard, Rainbow and State GC project areas.

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

Depreciation and amortization expense for the years ended June 30, 2016 and 2015 was $0.1 million and $0.1 million, respectively.

Other property and equipment consists of the following at June 30:

	2016	2015

Furniture, fittings and equipment	$882,469	$801,949
Less accumulated depreciation	(573,995)	(553,428)
	$308,474	$248,521

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

	Year ended June 30,
	2016	2015
Dilutive	-	-
Anti–dilutive	321,955,194	357,099,676

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

Foreign Currency Translation.   The functional currency of Samson Oil & Gas Limited (Parent Entity) is Australian dollars, the reason for this being the majority of cash flows of the Parent Entity are denominated in Australian dollars. The functional and presentation currency of Samson Oil & Gas USA, Inc. (subsidiary) is U.S. dollars. The presentation currency of the Consolidated Entity is U.S. dollars.

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

Business Combinations Samson applies the acquisition method in accounting for business combinations. The consideration transferred by the Company is calculated as the sum of the acquisition date fair value of assets transferred, liabilities incurred and any equity interests issued by the Company, which includes the fair value of any asset or liability arising from any contingent consideration arrangements. Acquisition costs are expensed as incurred. The Company treats the acquisition of oil and gas assets as a business combination.

The Company recognizes identifiable assets acquired and liabilities assumed in a business combination regardless of whether they have been previously recognized in the acquiree’s financial statements prior to the acquisition. Assets acquired and liabilities assumed are generally measured at their acquisition date fair values.

If the fair values of identifiable net assets exceeds the sum calculated has the fair value transferred, the excess amount, a gain on bargain purchase) is recognized in the statement of operations immediately.

In the current period, the Company recognized a gain on bargain purchase of $10.9 million with respect to its acquisition of certain producing and non producing assets, known as the Foreman Butte project.

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

2.	BUSINESS COMBINATION

On March 31, 2016, the Company closed on the acquisition of producing and non producing wells in the Madison and Ratcliffe formations in North Dakota and Montana. The acquisition had an effective date of October 31, 2015 and closed on March 31, 2016.

USD
Amount Settled in Cash	$1,391,874
Extension of credit facility	11,500,000
Fair value of promissory note provided	3,928,571
Fair value of consideration transferred	16,820,445
-
Recognised amounts of identifiable assets and liabilities:
Oil and gas properties	29,350,256
Oil inventory acquired	463,768
Trade receivables	53,540
Revenue in suspense assumed	(403,612)
Asset retirement obligation assumed	(1,868,276)
Net identifiable assets and liabilities	27,595,676
Gain on bargain purchase	10,775,231

Consideration Transferred

The cost of the acquisition was settled in cash and the promissory note in the amount of $16.6 million (including post closing settlement payments). $1.2 million was settled from the Company’s cash reserves, $11.5 million came from an extension of the Company’s credit facility with Mutual of Omaha Bank and $3.9 million was provided by a promissory note provided to the seller of the assets. The fair value of the promissory note was determined to be $3.9 million on acquisition date based on an effective interest rate of 12%. The face value of the note is $4 million. The note accrues 10% interest per annum, and is due for repayment on April 1, 2017. The interest is payable in a balloon payment at maturity. The note is secured by a second lien over all the assets acquired.

Identifiable net assets

The assets, collectively known as the Foreman Butte acquisition, consist of interests in a number wells, both operated and non operated in the Madison and Ratcliffe formations in Montana and North Dakota. The fair value of the assets acquired was determined with reference to the reserve value of those assets at acquisition date, the Company’s cost of capital and other comparable transactions.

The trade receivables, oil inventory and revenue in suspense were recognized at face value as this approximates fair value.

The Company incurred acquisition costs of $0.2 million which have been expensed.

Proforma Contribution to Results (unaudited)

Contribution of Business Combination to Company Results

The following represents the amount of the Company's revenue and losses for the years ended June 30, 2016 and June 30, 2015, assuming the business combination occurred on July 1, 2014.

	2016	2015

Revenues	$25,579,347	$19,849,812

Losses	(15,762,744)	(35,982,244)

These results do not necessarily reflect the results that would have been incurred if the Company did own the assets as of July 1, 2014.

3.	HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2016, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

At June 30, 2016 the Company’s open derivative contracts consisted of the following:

Collar

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Jul-16	30-Apr-18	133,032	41.50	63.00
Henry Hub	1-Jul-16	31-Oct-16	127,229	1.90	2.40
Henry Hub	1-Nov-16	31-Mar-17	134,088	2.60	3.35
Henry Hub	1-Apr-17	31-Oct-17	167,682	2.40	2.91
Henry Hub	1-Nov-17	30-Apr-18	127,030	2.80	3.60

Fixed price swap
Product	Start	End	Volume (BO)	Swap
WTI	1-Jul-16	31-Dec-16	83,730	41.20
WTI	1-Jan-17	31-Dec-17	141,255	44.09
WTI	1-Jan-18	30-Apr-18	39,720	45.55

At June 30, 2015 the Company’s open derivative contracts consisted of the following:

Oil Price Collars – WTI	Volumes (bbls)	Floor US$	Ceiling US$
January 2016 - February 2016	2,788	85.00	89.85

Oil Price Swaps – WTI	Volumes (bbls)	Price US$
July 2015 - December 2015	8,765	105.00
January 2016 - February 2016	2,788	105.00

Oil Price Three Way Swaps - WTI	Volumes (bbls)	Ceiling US$	Sub Floor US$	Floor US$
July 2015- December 2015	55,200	70.25	32.50	45.00
January 2016 - December 2016	27,450	80.00	40.00	55.00
January 2016 – December 2016	36,600	-	67.50	82.50

During the year ended June 30, 2016, the Company recognized $2.7 million in the Statement of Operations in loss in derivative instruments. As of June 30, 2016, the derivative instruments were valued at a unrealized loss of $2.8 million of which, $1.6 million is recorded as a current liability and $1.2 million is recorded as a non-current liability.

During the year ended June 30, 2015, the Company recognized $3.1 million in the Statement of Operations in gain on derivative instruments. As of June 30, 2015, its derivative instruments were valued at $159,216 recorded as current asset and $101,269 recorded as a non-current asset.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2016 and 2015.

	Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$2,654,812	$-	$-	$-	$2,654,812
Derivative Instruments	-	136,727	-	(136,727)	-

Non Current Assets:
Derivative Instruments	-	220,317	-	(220,317)	-

Current Liabilities
Derivative Instruments	-	1,808,380	-	(136,727)	1,671,653

Non Current Liabilities:
Derivative Instruments		1,453,393		(220,317)	1,233,076

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$2,062,720	$-	$-	$-	$2,062,720
Derivative Instruments	-	379,540	-	(220,324)	159,216

Non Current Assets:
Derivative Instruments	-	298,703	-	(197,434)	101,269

Current Liabilities
Derivative Instruments	-	220,324	-	(220,324)	-

Non Current Liabilities:
Derivative Instruments		197,434		(197,434)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.   The Company also applies fair value accounting guidance to measure non–financial assets and liabilities such as business acquisitions, including the Foreman Butte acquistion, proved oil and gas properties, and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. These items are primarily valued using the present value of estimated future cash inflows and/or outflows. Given the unobservable nature of these inputs, they are deemed to be Level 3.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2016 and 2015:

	2016	2015
Asset retirement obligations at beginning of period	$1,810,674	$1,775,792
Liabilities incurred or acquired	1,868,276	672,339
Liabilities settled	(53,783)	(677,616)
Disposition of properties	-	-
Accretion expense	125,078	40,159
Asset retirement obligations at end of period	3,750,245	1,810,674
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(300,000)	(547,000)
Long-term asset retirement obligations	$3,450,245	$1,263,674

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 13%.

The liabilities incurred in the current year relate to the liabilities acquired in relation to the Foreman Butte acquisition.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2016	2015
Current:
Federal	$-	$2,821
State	-	200
	-	3,021
Deferred:
Federal	-	-
State	-	-
Total income tax provision (benefit)	$-	$3,021

A reconciliation of the income tax provision (benefit) computed by applying the Australian federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2016	2015
Income tax expense (benefit) at federal statutory rate	$(3,790,398)	$(10,984,983)
State income taxes	(228,568)	(472,583)
Alternative minimum tax	-	2,821
Other adjustments - true up of deferred balances	(498,257)	(1,101,884)
Other - change in deferred tax rate	(188,080)	60,666
Other	(550,957)	(1,562,773)
Valuation allowance	5,256,260	14,061,757
	$-	$3,021

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2016	2015
Deferred income tax assets:
Net operating losses	$33,548,583	$25,995,717

Asset retirement obligation	1,395,262	458,869
Annual leave	60,826	71,309
Abandonment limitation	446,543	145,000
Accrued bonus	-	64,789
Charitable contributions	876	862
AMT credit	780,443	780,443
Share based compensation	500,844	500,844
Oil and Gas Property	-	157,481
Derivative liability	1,071,109	-
Valuation allowance	(33,337,136)	(28,080,876)
Deferred income tax liabilities:
Commodity liability	-	(94,588)
Amortization - loan costs	-	-
Oil and gas property	(4,467,350)	-

Net deferred income tax assets (liabilities)	-	-
Net current deferred tax asset	-	-
Noncurrent deferred tax liability	$-	$-

The following table summarizes the activities for the Company’s valuation allowance for the years ended:

	June 30
	2016	2015
Deferred Income Tax Valuation Allowance
Balance at July 1	28,080,876	14,019,119
Additions (reductions) to deferred income tax expense	5,256,260	14,061,757
Balance at June 30	33,337,136	28,080,876

The income tax expense recognized in the prior year is a result of a change in the estimated amount of AMT receivable from the IRS.

The Company has tax losses carried forward arising in Australia of $ 15,621,491 (2015: $13,316,288).  The benefit of these losses of $4,686,447 (2015: $3,994,887) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $79,987,858 (2015: $61,688,535).  The current year utilization carried back to prior years, is approximately $nil (2015: $nil). The 2000-2005 years are limited to $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005. NOL’s generated after this ownership change are not limited due to any known ownership changes.  If not utilized, the tax net operating losses will expire during the period from 2020 to 2036.

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $ 46,216,143 (2015: $29,217,044) of State carried forward tax losses, with expiry dates between June 2015 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

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

	2016	2015

Total gross uncertain tax positions at beginning of year	$-	$107,524
Additions / Reductions for tax positions of prior years	-	-
Additions / Reductions for tax positions of current year	-	-
Reductions due to settlements with taxing authorities	-	(107,524)
Reductions due to lapse of statute of limitations	-	-
Total amount of gross uncertain tax positions at end of year	$-	$-

The State of North Dakota has made a claim against our wholly owned subsidiary, Samson Oil and Gas USA, Inc. relating to additional corporate income tax allegedly due for the years ended June 30, 2007 through June 30, 2011 in an amount of $597,852. We have reached a settlement with the State of North Dakota for a payment of $107,524, which was paid in July 2014.

7.	COMMON STOCK

	Consolidated Entity
	2016	2015
3,215,854,701 ordinary fully paid shares including shares to be issued	$105,719,184	$104,491,774
(2015 –2,837,782,022 ordinary fully paid shares including shares to be issued)

	2016		2015
Movements in contributed equity for the year	No. of shares	$	No. of shares	$
Opening balance	2,837,782,022	104,491,774	2,837,756,933	104,535,894
Capital raising (i)	378,020,400	1,398,675	-	-
Shares issued upon exercise of options (ii)	52,279	1,475	25,089	880
Stock based compensation (options issued)	-	-	-	-
Transaction costs incurred	-	(172,740)	-	(45,000)
Shares on issue at balance date	3,215,854,701	105,719,184	2,837,782,022	104,491,774

i)	Equity raised during the fiscal year ended June 30, 2016

In April 2016, we issued 378,020,400 ordinary shares at a purchase price of $0.0036 per share to raise $1.4 million in a private placement to certain institutional investors.

(ii)	During the course of the year the Company issued 52,279 (2015: 25,089) ordinary shares upon the exercise of 52,279 (2015: 25,089) options.

The exercise price of 52,279 (2015: 25,089) of the options exercised was A$0.038 cents per share/US$0.028 cents per shares (average price based on the exchange rate on the date of exercise) (2015:A$0.038/US$0.035 cents per share) to raise US$1,475 (2015: US$880).

8.	CASH FLOW STATEMENT

	Year ended June 30
	2016	2015
A reconciliation of the net loss to the net cash provided by operations is as follows:

Net loss after tax	$(12,633,909)	$(36,619,632)
Depreciation	4,766,949	6,920,945
Accretion of asset retirement obligations	125,078	40,159
Exploration and evaluation expenditures	4,216,077	12,686,943
Impairment losses of oil and gas properties	11,029,442	21,475,450
Borrowing costs	185,138	135,694
Change in fair value of derivative instruments	2,644,244	(673,859)
Bargain purchase on acquistion	(10,775,231)	-
Abandonment costs	-	404,485

Changes in assets and liabilities:

Decrease in receivables	1,648,678	667,223
Decrease in employee benefits	(24,917)	(10,897)
Increase/(decrease) in payables	750,428	(1,982,072)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$1,931,977	$3,044,439

9.	CREDIT FACILITY

	June 30,
	2016	2015
Credit facility at beginning of period	$18,699,000	$6,000,000
Cash advanced under facility	11,801,000	13,000,000
Repayments	-	(301,000)
Credit facility at end of period	$30,500,000	$18,699,000

Less fund due for repayment in the next 12 months	(11,500,000)	-

Total amount outstanding in long term credit facility	$19,000,000	$18,699,000

Funds available for drawdown under the facility	-	-

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (which was extended to November 15, 2016);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016 (which was increased to $11.5 million and extended to October 31, 2016 following the agreement to sell our interest in the North Stockyard field for $15 million); and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement.

The current borrowing base is $30.5 million and is fully drawn as at September 28, 2016.

We intend to repay $11.5 million of the facility from proceeds from the sale of our interest in the North Stockyard field. This sale is anticipated to close October 20, 2016. Should this sale not close as anticipated we will be required to ask Mutual of Omaha bank for an extension on the debt pay down.

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank. The current borrowing base is $30.5 million, of which $30.5 million is drawn at June 30, 2016. The next borrowing base redetermination is expected to be completed in October 2016 based on June 30, 2016 reserves information. The facility matures October 31, 2017. Following the increase in the facility the interest rate is LIBOR plus 6.00% or approximately 6.3% at June 30, 2016.

All of our assets are pledged as collateral under this facility.

As at June 30, 2016 we were in compliance with all of these quarterly covenants.

We raised $1.4 million in equity, in April 2016, towards the total of $5.0 million of equity to be raised that is required under the facility by September 30, 2016. Mutual of Omaha Bank has agreed to extend this deadline to November 15, 2016. We expect that Mutual of Omaha Bank will apply the excess proceeds over the $11.5 million required to be paid to Mutual of Omaha Bank to also be applied towards this total, however there can be no guarantee that they will do this.

We incurred $0.4 million in borrowing costs which have been deferred and will expensed through the effective interest rate charge.

10.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

To convert June 30, 2016 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2016 and 2015 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.768 and 0.942. U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

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

No options were issued during the year ended June 30, 2016 as share based payments.

No options were issued during the year ended June 30, 2015 as share based payments.

As of June 30, 2016, there was US$Nil unrecognized compensation cost related to stock options.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2016 and 2015 (all values in AUD unless otherwise noted):

	2016			2015
			Aggregate
			Intrinsic
		Weighted	Value of		Weighted
		Average	Options/Warrants		Average
		Exercise	cents		Exercise
		Price – cents	(AUD)		Price – cents
	Number	(AUD)	(1)	Number	(AUD)

Outstanding, start of period	324,667,765	0.038		389,192,854	0.046
Granted	-	-		-	-
Exercised	(52,279)	0.038		(25,089)	0.038
Cancelled/expired	(4,000,000)	0.155		(64,500,000)	0.090
Outstanding, end of period	320,615,486	0.038	(0.03)	324,667,765	0.038
Exercisable, end of period	320,615,486	0.038		324,667,765	0.038

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

All warrants are immediately exercisable upon grant.

The aggregate intrinsic value of options exercised in 2016 and 2015 was (AUD1,731) and (AUD592), respectively.

Additional information related to options and warrants outstanding at June 30, 2016 is as follows (outstanding):

	Options/Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
Range of		Remaining	Average
Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life - years	Prices
3.8 cents	229,582,240	0.75	0.038
3.3 cents	87,033,246	1.83	0.033
3.9 cents	4,000,000	1.42	0.039

	320,615,486

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2016 and 2015.

12.	COMMITMENTS

Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Asset retirement obligations (1)	$3,750,245	$300,000	$-	$-	$-	$-	$3,450,245
Leases (2)	484,246	68,253	96,199	100,152	103,616	107,079	8,947
Credit Facility (3)	30,500,000	11,500,000	19,000,000	-	-	-	-
Promissory Note (4)	4,400,000	4,400,000	-	-	-	-	-
Total	39,134,491	16,268,253	19,096,199	100,152	103,616	107,079	3,459,192

(1)	Asset retirement obligations represent the estimated fair value at June 30, 2016 of our obligations with respect to the retirement/abandonment of our oil and gas properties. Each reporting period the liability is accreted to its then present value. The ultimate settlement amount and the timing of the settlement of such obligations are unknown because they are subject to, among other things, federal, state, local, and tribal regulation and economic factors.

(2)	Leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.

(3)	Excludes variable rate debt interest payments related to the Company’s credit facility. The interest rate is LIBOR plus 3.75% or approximately 6.3% at June 30, 2016.

(4)	Includes fixed interest costs payable at the promissory notes maturity date on April 1, 2017. The interest rate is 10% per annum.

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2016, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $68,253 in 2017, $96,199 in 2018, $100,152 in 2019, $103,616 in 2020, $107,079 in 2021 and $8,947 thereafter. Net rent expense incurred for office space was $157,094 and $139,599 in 2016 and 2015, respectively.

13.	CONTINGENCIES

There are no unrecorded contingent assets or liabilities in place for the Company at June 30, 2016 (2015: Nil).

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

During the year ended June 30, 2016 the Company recognized a gain in other income of $0.8 million with respect to a settlement from litigation with Haliburton Company. Haliburton paid the Company $0.7 million and forgave revenue owing of $0.1 million. A contingent receivable was not recognized prior to the settlement as the amount of the settlement was not reasonably estimable.

Liquidity

Following the sustained decline in oil prices, the Company became out of compliance with its loan to value ratio with Mutual of Omaha Bank. The Company is required to pay down $11.5 million of the proceeds from the pending sale of North Stockyard to Mutual of Omaha Bank. The Company is also required to raise $5 million in equity prior to September 30, 2016. The Company raised $1.4 million in equity in April 2016 and we have been granted an extension in this deadline to November 15, 2016. It is expected that Mutual of Omaha will also apply the remaining proceeds from the North Stockyard sale to this equity raise, however that is not certain. Following the pay down of the facility from the proceeds from the pending North Stockyard sale, the Company intends to enter into negotiations with Mutual of Omaha Bank to renegotiate the term and conditions of its credit facility, including the current maturity date and covenants. While the new borrowing based is currently being determined by Mutual of Omaha Bank, based on the Company’s proved reserves the Company expects the borrowing base will be in excess of the current drawdown creating additional liquidity in the facility.

Should the Company not be able to renegotiate the credit facility to its satisfaction the Company may need to consider further asset sales or capital raises to provide the Company with ongoing liquidity to repay its long and short term debts as and when they fall due.

14.	SUBSEQUENT EVENTS

There have been no material subsequent events through the date of filing.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited financial data for each quarter for the years ended June 30, 2016 and 2015 (except per share data):

	Three Months Ended
	June 30, 2016	March 31, 2016	Dec 31, 2015	Sep 30, 2015
Year ended June 30, 2015:
Revenues	$8,576,792	$3,041,563	$5,009,633	$4,049,615
(Loss)/income from operations	2,822,938	(1,944,025)	(2,538,571)	(10,974,251)
Tax (expense)/benefit	-	-	-	-
Net (loss)/income	2,822,938	(1,944,025)	(2,538,571)	(10,974,251)
Basic (loss)/earnings per common share – cents per share	0.16	(0.07)	(0.09)	(0.43)
Diluted (loss)/earnings per common share – cents per share	0.16	(0.07)	(0.09)	(0.43)

	Three Months Ended
	June 30, 2015	March 31, 2015	Dec 31, 2014	Sep 30, 2014
Year ended June 30, 2015:
Revenues	$4,475,079	$3,041,563	$5,009,633	$4,049,615
Loss from operations	(21,159,764)	(1,944,025)	(2,538,571)	(10,974,251)
Tax (expense)/benefit	(3,021)	-	-	-
Net (loss)/income	(21,162,785)	(1,944,025)	(2,538,571)	(10,974,251)
Basic loss per common share – cents per share	(0.70)	(0.07)	(0.09)	(0.43)
Diluted loss per common share – cents per share	(0.70)	(0.07)	(0.09)	(0.43)

16.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

Oil and Gas Reserves

The information set forth below regarding the Company’s oil and gas reserves, for the year ended June 30, 2016 was prepared by Netherland, Sewell & Associates Inc. and the reserves for the years ended June 30, 2015 were prepared by Ryder Scott Company L.P., both independent reserve engineering firms. The CEO reviews all reserve reports. All reserves are located within the continental United States.

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

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2016	2015
Work in progress	-	-
Development	31,332,473	18,339,362
Exploration costs	-	1,449,750
Undeveloped capitalized acreage	178,254	23,130
Total costs incurred	$31,510,727	$19,812,242

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

	Year ended June 30, 2016			Year ended June 30, 2015
	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	1,285	1,183	1,483	1,478	1,763	1,773
Revisions of previous quantity estimates	2,597	2,662	3,041	(376)	(547)	(467)
Extensions and discoveries	-	-	-	414	193	446
Sale of reserves in place	-	-	-	-	-	-
Acquisitions	6,340	5,317	7,226	-	-	-
Production	(240)	(569)	(335)	(231)	(226)	(269)
End of year	9,982	8,593	11,415	1,285	1,183	1,483
Proved developed producing reserves	3,724	3,092	4,240	1,285	1,183	1,483
Proved developed non producing	970	1,800	1,270	-	-	-
Proved undeveloped reserves	5,288	3,701	5,905	-	-	-
Total proved reserves	9,982	8,593	11,415	1,285	1,183	1,483

During the year ended June 30, 2016 the acquisition of reserves relates to our Foreman Butte acquisition. The revisions to previous quantity estimates relates to workovers performed on wells associated with the Foreman Butte acquisition.

During the year ended June 30, 2015 the increase in extensions and discoveries relates to the drilling of our wells which were not previously PUD locations.

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

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2016 and 2015 and costs in effect at the end of the periods indicated.  The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2016 and 2015 were $0.37 and $4.30 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2016 and 2015 were $37.12 and $59.64 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

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

Samson has not disclosed the impact of taxes in the future cash flows for the years ended June 30, 2015 and 2016 as given Samson’s extensive net operating losses carried forward, its history of loss making and the significant value of intangible costs incurred when developing its proved undeveloped locations, for which an immediate tax deduction is currently available, it is unlikely Samson will pay tax in the future based on current commodity pricing.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2016	2015	2014	2013	2012
Future cash inflows	$373,740	$72,900	$148,975	$133,589	$71,655
Future production costs	(184,691)	(22,403)	(43,009)	(44,672)	(29,321)
Future development costs	(50,752)	(38)	(12,461)	(29,012)	(10,198)
Future income taxes	-	-	(21,819)	(12,050)	(5,524)
Future net cashflows	138,297	50,459	71,686	47,855	26,612
10 % discount	(71,550)	(16,206)	(29,093)	(26,012)	(13,274)
Standardized measure of discounted future net cash flows relating to proved reserves	$66,747	$34,253	$42,593	$21,843	$13,338

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2016 and June 30, 2015 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2016	2015
Beginning of year	$34,253	$42,593
Sales of oil and gas produced during the period, net of production costs	(3,575)	(7,178)
Net changes in prices and production costs	(15,705)	(22,610)
Previously estimated development costs incurred during the period	-	1,898
Changes in estimates of future development costs	(14,545)	-
Extensions and discoveries	-	11,266
Revisions of previous quantity estimates and other	18,074	(6,197)
Sale of reserves in place	-	-
Purchase of reserves in place	41,564	-
Change in future income taxes	-	11,809
Accretion of discount	3,452	5,440
Other	3,229	(2,768)
Balance at end of year	$66,747	$34,253

The impact of income taxes has not been included in the current year as the Company’s net operating losses, the tax basis of oil and gas assets and future expected deductions, exceed the future cashflows.

For the year ended June 30, 2015 the impact of changes in estimates of future development costs have been included in revisions of previous quantity estimates as they relate to the loss of PUD’s in the current pricing environment.

