Form 10-Q
period 2016-12-31
Samson Oil & Gas LTD
filed 2017-02-21
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

There were 3,282,860,301 ordinary shares outstanding as of February 6, 2017.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED December 31, 2016

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

Consolidated Balance Sheets, December 31, 2016 and June 30, 2016		4

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2016 and 2015 and for the six months ended December 31, 2016 and 2015		5

Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the six months ended December 31, 2016		6

Consolidated Statements of Cash Flows for the six months ended December 31, 2016 and 2015		7

Notes to Consolidated Financial Statements (unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

Part II — Other Information		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

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

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our oil and gas properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, meeting our capital raising targets and following any use of proceeds plans, the terms of our credit facility, our ability to and methods by which we may raise additional capital, production and future operating results.

In this quarterly report, the use of words such as “anticipate,” “continue,” “could,” “estimate,” “expect,” “likely,” “may,” “will,” “project,” “should,” “believe” and similar expressions are intended to identify uncertainties. While we believe that the expectations reflected in those forward–looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Our actual results could differ materially from those anticipated in these forward–looking statements. The differences between actual results and those predicted by the forward–looking statements could be material. Forward-looking statements are based upon our expectations relating to, among other things:

•	our future financial position, including cash flow, debt levels and anticipated liquidity;

•	the timing, effects and success of our exploration and development activities;

•	uncertainties in the estimation of proved reserves and in the projection of future rates of production;

•	timing, amount, and marketability of production;

•	third party operational curtailment, processing plant or pipeline capacity constraints beyond our control;

•	our ability to acquire and dispose of oil and gas properties at favorable prices;

•	our ability to market, develop and produce new properties;

•	declines in the values of our properties that may result in write-downs;

•	effectiveness of management strategies and decisions;

•	oil and natural gas prices and demand;

•	unanticipated recovery or production problems, including cratering, explosions, fires;

•	the strength and financial resources of our competitors;

•	our entrance into transactions in commodity derivative instruments; and

•	climatic conditions.

Many of these factors are beyond our ability to control or predict. Neither these factors nor those included in the “Risk Factors” section of this quarterly report, if any, represent a complete list of the factors that may affect us.  We do not undertake to update the forward–looking statements made in this report.

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-16	30-Jun-16
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,554,452	$2,654,812
Accounts receivable	2,589,420	1,996,415
Prepayments	320,390	183,305
Oil inventory	232,678	463,768
Oil and gas properties held for sale	-	13,768,865
Total current assets	4,696,940	19,067,165
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $15,991,616 and $15,049,015 at December 31, 2016 and June 30, 2016, respectively	31,704,435	31,522,323
Other property and equipment, net of accumulated depreciation and amortization of $647,467 and $573,995 at December 31, 2016 and June 30, 2016, respectively	322,805	308,474
Net property, plant and equipment	32,027,240	31,830,797
OTHER NON CURRENT ASSETS
Undeveloped capitalized acreage	261,103	220,703
Restricted cash - bonding	450,000	450,000
Other	336,860	474,325
TOTAL ASSETS	$37,772,143	$52,042,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,201,268	$4,125,643
Accruals	668,161	1,629,975
Fair value of derivative instruments	1,989,336	1,671,653
Promissory Note	4,300,142	4,046,428
Credit facility	18,902,557	11,500,000
Provision for annual leave	229,575	194,497
Total current liabilities	30,291,039	23,168,196
NON CURRENT LIABILITIES
Asset retirement obligations	3,393,466	3,450,245
Fair value of derivative instruments	1,006,580	1,233,076
Credit facility	-	19,000,000
TOTAL LIABILITIES	34,691,085	46,851,517
STOCKHOLDERS’EQUITY – nil par value
3,282,860,301(equivalent to 16,414,301ADR’s) and 3,215,854,701 (equivalent to 16,079,273 ADR’s) ordinary shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	105,968,075	105,719,184
Accumulated other comprehensive income	917,442	927,718
Accumulated deficit	(103,804,459)	(101,455,429)
Total stockholders’ equity	3,081,058	5,191,473
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,772,143	$52,042,990

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	31-Dec-16	31-Dec-15	31-Dec-16	31-Dec-15
REVENUES AND OTHER INCOME:
Oil sales	$3,161,515	$1,898,240	$6,747,723	$4,320,823
Gas sales	65,752	210,212	208,278	426,959
Other liquids	11,540	27,201	26,573	28,547
Interest income	161	667	276	2,202
Gain on derivative instruments	-	200,017	-	572,569
Other	1,634,174	265	1,800,117	17,902
TOTAL REVENUE AND OTHER INCOME	4,873,142	2,336,602	8,782,967	5,369,002

EXPENSES:
Lease operating expense	(2,887,532)	(1,102,441)	(5,060,846)	(2,831,170)
Depletion, depreciation and amortization	(514,049)	(1,399,511)	(1,033,932)	(2,883,243)
Impairment expense	-	(9,682,965)	(244,480)	(9,802,987)
Abandonment expense	-	-	-	-
Exploration and evaluation expenditure	(18,490)	(3,699,651)	(24,545)	(4,192,719)
Accretion of asset retirement obligations	(76,841)	(15,116)	(156,028)	(30,004)
Amortization of borrowing costs	(66,849)	(35,486)	(133,698)	(70,972)
Interest expense	(343,256)	(196,357)	(966,649)	(386,396)
Loss on derivative instruments	(1,488,504)	-	(1,045,148)	-
General and administrative	(1,314,104)	(911,925)	(2,466,671)	(1,972,518)
TOTAL EXPENSES	(6,709,625)	(17,043,452)	(11,131,997)	(22,170,009)

Loss from operations	(1,836,483)	(14,706,850)	(2,349,030)	(16,801,007)
Income tax benefit	-	-	-	-
Net loss	(1,836,483)	(14,706,850)	(2,349,030)	(16,801,007)
OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain/(loss)	(24,089)	6,623	(10,276)	(64,161)
Total comprehensive loss for the period	$(1,860,572)	$(14,700,227)	$(2,359,306)	$(16,865,168)

Net loss per ordinary share from operations:
Basic – cents per share	(0.06)	(0.52)	(0.07)	(0.59)
Diluted – cents per share	(0.06)	(0.52)	(0.07)	(0.59)

Weighted average ordinary shares outstanding:
Basic	3,247,516,688	2,837,834,301	3,231,877,779	2,837,828,903
Diluted	3,247,516,688	2,837,834,301	3,231,877,779	2,837,828,903

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary		Comprehensive	Stockholders
	Shares	(Accumulated Deficit)	Income	Deficit
Balance at June 30, 2016	$105,719,184	$(101,455,429)	$927,718	$5,191,473
Net loss	-	(2,349,030)	-	(2,349,030)
Foreign currency translation loss, net of tax of $nil	-	-	(10,276)	(10,276)
Total comprehensive loss for the period	-	(2,349,030)	(10,276)	(2,359,306)
Share based payments	282,895	-	-	282,895
Cost associated with issue of equity	(34,004)	-	-	(34,004)
Balance at December 31, 2016	$105,968,075	$(103,804,459)	$917,442	$3,081,058

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-16	31-Dec-15
Cash flows (used in)/provided by operating activities
Receipts from customers	$6,752,951	$6,543,082
Payments to suppliers & employees	(6,628,656)	(5,738,781)
Interest received	276	2,188
(Payments on)/proceeds from derivative instruments	(699,606)	109,684
Interest paid	(954,923)	(398,837)
Net cash flows (used in)/provided by operating activities	(1,529,958)	517,336
Cash flows used in investing activities
Proceeds from sale of oil and gas properties	14,101,512	-
Payments for plant & equipment	(87,172)	-
Payments for exploration and evaluation	(64,945)	(314,639)
Payments for oil and gas properties	(1,920,048)	(1,558,976)
Net cash flows provided by/(used in) investing activities	12,029,347	(1,873,615)
Cash flows (used in)/provided by financing activities
Proceeds from the exercise of options	-	1,475
Proceeds from borrowings	-	301,000
Repayment of borrowings	(11,597,443)	-
Share issuance costs	-	-
Net cash flows (used in)/provided by financing activities	(11,597,443)	302,475
Net (decrease) in cash and cash equivalents	(1,098,054)	(1,053,804)
Cash and cash equivalents at the beginning of the fiscal period	2,654,812	2,062,720
Effects of exchange rate changes on cash and cash equivalents	(2,306)	(65,627)
Cash and cash equivalents at end of fiscal period	$1,554,452	$943,289

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

Accruals.   Accrued liabilities at June 30, 2016 and December 31, 2016 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at December 31, 2016 and June 30, 2016 include insurance premiums and other subscription costs paid in advance for the year.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Six months ended
	31-Dec-16	31-Dec-15	31-Dec-16	31-Dec-15
Dilutive	-	-	-	-
Anti–dilutive	471,824,277	324,615,486	395,859,022	389,177,139

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	31-Dec-16	31-Dec-15	31-Dec-16	31-Dec-15
Net income (loss)	$(1,836,483)	(14,706,850)	$(2,349,030)	(16,801,007)

Basic weighted average ordinary shares outstanding	3,247,516,688	2,837,834,301	3,231,877,779	2,837,828,903
Basic earnings per ordinary share – cents per share	(0.06)	(0.52)	(0.07)	(0.59)
Diluted earnings per ordinary share – cents per share	(0.06)	(0.52)	(0.07)	(0.59)

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

Liabilities settled during the period relate to wells in our Hawk Springs project area in Goshen County, Wyoming which were plugged and abandoned during the period. Disposition of properties relates to the sale of our North Stockyard project in North Dakota, which closed during the quarter ended December 31, 2016.

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended December 31, 2016 and 2015:

	Six months ended
	31-Dec-16	31-Dec-15
Asset retirement obligations at beginning of period	$3,750,245	$1,810,674
Liabilities incurred or acquired	-	-
Liabilities settled	(134,688)	(46,322)
Disposition of properties	(378,119)	-
Accretion expense	156,028	30,004
Asset retirement obligations at end of period	3,393,466	1,794,356
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$3,393,466	$1,794,356

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2016 and June 30, 2016.

	Carrying value at December 31, 2016	Level 1	Level 2	Level 3	Netting (1)	Fair Value at December 31, 2016
Current Assets:
Cash and cash equivalents	$1,554,452	$1,554,452	$-	$-	$-	$1,554,452
Derivative Instruments	-	-	27,040	-	(27,040)	-

Non Current Assets
Derivative Instruments	-	-	364,425		(364,425)	-

Current Liabilities
Derivative instruments	1,989,336	-	2,016,376	-	(27,040)	1,989,336

Non Current Liabilities
Derivative Instruments	1,006,580	-	1,371,005		(364,425)	1,006,580

	Carrying value at June 30, 2016	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2016
Current Assets:
Cash and cash equivalents	$2,654,812	$2,654,812	$-	$-	$-	$2,654,812
Derivative Instruments	-	-	136,727	-	(136,727)	-

Non Current Assets
Derivative Instruments	-	-	220,317	-	(220,317)	-

Current Liabilities
Derivative instruments	1,671,653	-	1,808,380	-	(136,727)	1,671,653

Non Current Liabilities
Derivative Instruments	1,233,076	-	1,453,393	-	(220,317)	1,233,076

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

As of December 31, 2016 we had capitalized exploration expenditures of $261,103. This amount primarily relates to costs incurred in connection with our Cane Creek project in Utah.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

During the six months ended December 31, 2016 the company issued 67,005,600 ordinary shares to employees and Directors of the company. These shares were issued in lieu of cash salaries for employees and directors during the period from August 1, 2015 to August 31, 2016. The share price on the grant was US$0.0035 per ordinary share.

During the six months ended December 31, 2015, 52,279 options with an exercise price of 3.8 cents (Australian) per ordinary share were exercised for net proceeds of $1,475.

All options exercised were issued in a public rights offering conducted in June 2013.

Issue of Warrants

During the six months ended December 31, 2016 the company issued 272,000,000 warrants at no cost to employees and Directors of the company. The warrants have an exercise price of AUD$0.0055 and an expiry date of November 17, 2026. The options vest on November 17, 2017. The have been valued at AUD$0.0038 using a binomial option pricing model. The company also issued 48,000,000 warrants to Australian based employees and directors of the Company. These warrants have an exercise price of AUD$0.007, vest on November 17, 2017 and expire on November 27, 2026. The expense related to both warrants grants will be recognized over the vesting period. To date share based payments of $0.3 million has been recognized. A further $0.8 million will be recognized prior to the options vesting date, assuming all employees and directors remain with the company.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Six months ended
	31-Dec-16	31-Dec-15

Net loss after tax	$(2,349,030)	$(16,801,007)
Depletion, depreciation and amortization	1,033,932	2,883,243
Accretion of asset retirement obligation	156,028	30,004
Impairment expense	244,480	9,802,987
Exploration and evaluation expenditure	24,545	4,192,719
Amortization borrowing costs	133,698	70,972
Non cash (gain)/loss on derivative instruments	91,185	(462,885)
Net gain from sale of assets	(1,634,174)	-
Share based payments	354,558

Changes in assets and liabilities:

(Increase)/decrease in receivables	(593,005)	1,931,129
Increase/(decrease) in provision for annual leave	35,078	(25,395)
Increase/(decrease) in payables	972,747	(1,104,431)
NET CASH FLOWS(USED IN)/PROVIDED BY OPERATING ACTIVITIES	$(1,529,958)	$517,336

10. Credit Facility

	Six months ended
	31-Dec-16	31-Dec-15
Credit facility at beginning of period	$30,500,000	$18,699,000
Cash advanced under facility	$-	301,000
Repayments	(11,597,442)	-
Credit facility at end of period (1)	$18,902,558	$19,000,000

Funds available for drawdown under the facility	1,097,442	-

(1)	The credit facility is recognized as a current liability as the facility is currently due for repayment in October 2017.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (this was extended to November 15, 2016 and then effective November 10, 2016 Mutual of Omaha agreed that this requirement had been met following the $1.4 million capital raise completed in April 2016 and by the application of retained funds from the North Stockyard sale);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016 (which was increased to $11.5 million and extended to October 31, 2016 in line with the closing of the North Stockyard sale) and we repaid $11.5 million on October 31, 2016; and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement. $0.1 million has been repaid under this covenant.

Effective November 10, 2016 Mutual of Omaha increased our borrowing base to $20 million, of which $19 million is drawn.

The borrowing base under our credit facility may be increased, (up to the credit facility maximum of $50.0 million) or decreased depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures October 31, 2017. The interest rate is LIBOR plus 6.00% or approximately 6.30% for the quarter ended September 30, 2016. This decreased to 3.5% plus LIBOR following the pay down of the facility in October 2016. This rate was in effect on December 31, 2016.

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

As at December 31, 2016 we were in breach of our spending cap with respect to the general and administrative expenses. We have received a waiver with respect to this covenant.

We were in compliance with all other covenants as at December 31, 2016.

If the current pricing environment does not improve it will difficult to maintain compliance with covenants based our current debt levels. If we are not in compliance with the financial covenants in the credit facility, or if we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations. We also must continue to improve our operations to address our working capital deficit.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At December 31, 2016, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the six months ended December 31, 2016 we recognized $443,356 in gain on derivative instruments in the Statement of Operations.

Following the closing of the North Stockyard project, we closed out we closed out a portion of our previous hedge positions in line with the reduced production forecast.

Following the sale of our North Stockyard property in October 2016, we closed out 42,300 barrels of oil hedges and 220,750 mcf of natural gas hedges at a cost of $169,182 to us, including $165,003 in deferred premiums.

At December 31, 2016 the Company’s open derivative contracts consisted of the following:

Collars

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Jan-17	30-Apr-18	52,595	41.50	63.00
WTI	1-May-18	31-Dec-18	107,800	45.00	56.00
Henry Hub	1-Feb-17	31-Mar-17	25,842	2.60	3.35
Henry Hub	1-Apr-17	31-Dec-17	91,850	2.40	2.91
Henry Hub	1-Jan-18	30-Apr-18	444,000	2.80	3.60
Henry Hub	1-May-18	31-Dec-18	80,850	2.65	2.90

Costless Swaps
Product	Start	End	Volume (BO)	Swap
WTI	1-Jan-17	31-Dec-17	141,255	44.09
WTI	1-Jan-18	30-Apr-18	39,720	45.55

12. Subsequent Events

None

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

Throughout this report, a barrel of oil or “Bbl” means a stock tank barrel (“STB”) and a thousand cubic feet of gas or “Mcf” means a thousand standard cubic feet of gas (“Mscf”).

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

Our net oil production was 76,784 barrels of oil for the quarter ended December 31, 2016, compared to 51,888 barrels of oil for the quarter ended December 31, 2015.  The decrease in oil production as a result of the sale of our North Stockyard property was offset by the increase in production as a result of the Foreman Butte Acquisition.

Our net gas production was 15,186 Mcf for the quarter ended December 31, 2016, compared to 93,332 Mcf for the quarter ended December 31, 2015. Coupled with the decrease in production following our North Stockyard sale, another of our significant gas wells was down for 90 days during the quarter while undergoing workover operations. Associated gas produced in the Foreman Butte project area is not as significant as the oil production, therefore the acquisition has not offset decline from the sale.

Our net oil production was 167,602 barrels of oil for the six months ended December 31, 2016 compared to 113,124 barrels of oil for the six months ended December 31, 2015. Production has increased as a result of our acquisition of the Foreman Butte project and our subsequent workover activity in this project area. This activity offset the decrease in production as a result of the sale of the North Stockyard property, which closed on October 29, 2016.

Our net gas production was 59,565 Mcf of gas for the six months ended December 31, 2016 compared to 183,414 Mcf of gas for the six months ended December 31, 2015. Associated gas produced in the Foreman Butte project area is not as significant as the oil production, therefore the acquisition has not offset decline from the sale of the North Stockyard project area. Another of our significant gas wells was down for 135 days during the six months ended December 31, 2016 while undergoing workover operations.

For the three months ended December 31, 2016 and December 31, 2015, we reported a net loss of $1.5 million and a net loss of $14.7 million, respectively. The loss in the current period reflects $0.5 million in depletion and amortization and $1.5 million in losses on derivative instruments while the loss in the prior period reflects a $3.7 million in exploration expenditure and impairment expense of $9.8 million.

For the six months ended December 31, 2016 and December 31, 2015, we reported a net loss of $2.1 million and a net loss of $16.8 million, respectively. The loss in the current period reflects $1.5 million in depletion and amortization while the loss in the prior period reflects a $4.2 million in exploration expenditure and impairment expense of $9.8 million.

See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended December 31, 2016 and Current Activities

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

The multi-stage acid stimulation job on the Maris 1-16H well placed 4,600 bbls of HCl acid and included in addition to other water based fluids, the injection of 4,200 barrels of diversion agent, spacers and pads necessary to complete the placement of acid in 19 stages across 5 zones. The Maris well is currently producing around 20 barrels of oil per day (“BOPD”) and 200 barrels of water per day.

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

We are continuing with our workover operations to return several shut-in wells back to production in the Foreman Butte Project. A fluid-level/production efficiency study has been completed on all the wells in the field to optimize well pump efficiency. We have discovered that many of the wells have sub-performing pump stroke lengths and/or improperly sized pumping units as evidenced from high-fluid levels located inside the wells. Concurrently, a number of wells with behind-pipe pay zones have been identified as recompletion candidates. These recompletions, well optimizations, and several fresh-water cleanout jobs will commence this quarter and should result in a substantial increase in production.

Additionally, two new horizontal laterals are currently being planned to be drilled out of the Maris 1-16H wellbore this spring. The first will test the Ratcliffe Formation of the Mississippian Madison Group. The second will test the Mission Canyon Formation of the Mississippian Madison Group. The lateral in the Ratcliffe Formation will help define the pressure depletion radius from the existing producing wellbores which will ultimately determine the number of PUD’s (proven undeveloped drilling locations) we can drill in this reservoir. Third-party pressure modelling of the Ratcliffe reservoir shows that relatively high reservoir pressure resides approximately 500 feet away from the Maris 1-16 surface location. It is estimated that this new lateral could produce at around 300 BOPD if the third-party pressure modelling proves to be correct. The second lateral in the Mission Canyon Formation will test an undeveloped reservoir that could prove up a new oil field with the potential for many additional well locations.

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Permo-Penn Project, Northern D-J Basin

Samson 37.5% working interest

The recompletion of the Bluff #1-11 well was delayed until February 2017 due to bad weather. The Jurassic Canyon Springs Formation will be perforated and flow tested first. If this is unsuccessful, the Cretaceous Dakota Formation will subsequently be perforated and flow tested. This well will be plugged and abandoned should these two operations be unsuccessful.

Spirit of America US34 #2-29 well

Samson 100% Working Interest

This well was plugged and abandoned during the second quarter of fiscal 2017.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

Samson 100% Working Interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. In November 2015, we paid an extension fee of $40,000 in order to extend the option period to December 2016. In November 2016, we paid a further extension fee of $40,000 to extend the option period to December 2017.

The MMDA has been finalized and is awaiting signature by both parties. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at cost of $75 per acre to us.

This acreage is located in the heart of the Cane Creek Clastic Play of the Paradox Formation along the Cane Creek anticline. The primary drilling objective is the overpressured and oil saturated Cane Creek Clastic interval. Keys to the play to date include positioning along the axis of the Cane Creek anticline and exposure to open natural fractures. The 3-D seismic is currently being designed to image these natural fractures. The seismic shoot was surveyed and permitted this past summer. While we can make no assurances, we believe this project has the potential to provide robust economics in a low priced oil environment using the evidence obtained from a nearby competitor well that has produced 802,967 barrels of oil(“BO”) in just over two years.

Developed Properties: Drilling Activities

North Stockyard Oilfield, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Bakken & Three Forks infill wells

Samson ~25-30% working interest

The sale of this project area was completed on October 28, 2016. The impact of this sale has been recognized in the accounts for the six months ended December 31, 2016 as the effective date of the transaction was October 29, 2016. The project was sold for $14.95 million.

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

The first well in this project area, the Gladys 1-20H well (23% working interest), was drilled and completed in January 2014. During the quarter the Gladys 1-20H well produced 6,448 barrels of oil (gross). We have no further drilling planned in this project area until there is a sustained recovery in the oil prices, however six additional wells could be drilled in the 1,280 acre unit.

Results of Operations

For the three months ended December 31, 2016, we reported a net loss of $1.8 million compared to a net loss of $14.7 million for the same period in 2015.

For the six months ended December 31, 2016, we reported a net loss of $2.4 million compared to a net loss of $16.8 million for the same period in 2015.

The following tables sets forth selected operating data for the three months and six months ended:

	Three months ended
	31-Dec-16	31-Dec-15
Production Volume
Oil (Bbls)	76,784	51,888
Natural gas (Mcf)	15,186	93,332
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	79,315	67,443

Sales Price
Realized Oil ($/Bbls)	$41.17	$36.48
Impact of settled derivative instruments	$(8.93)	$1.74
Derivative adjusted price	$32.24	$38.22

Realized Gas ($/Mcf)	$4.33	$2.25

Expense per BOE:
Lease operating expenses	$32.50	$12.38
Production and property taxes	$3.90	$4.16
Depletion, depreciation and amortization	$6.48	$20.75
General and administrative expense	$16.57	$13.52

	Six months ended
	31-Dec-16	31-Dec-15
Production Volume
Oil (Bbls)	167,602	113,124
Natural gas (Mcf)	59,565	183,414
BOE	177,530	143,693

Sales Price
Realized Oil ($/Bbls)	$40.26	$38.20
Impact of settled derivative instruments	$(5.69)	$0.97
	$34.57	$39.17

Realized Gas ($/Mcf)	$3.50	$2.33

Expense per BOE:
Lease operating expenses	$24.81	$15.67
Production and property taxes	$3.70	$4.03
Depletion, depreciation and amortization	$5.82	$20.07
General and administrative expense	$13.89	$13.73

The following table sets forth results of operations for the following periods:

	Three months ended
	31-Dec-16	31-Dec-15	2Q16 to 2Q15 change
Oil sales	$3,161,515	$1,898,240	$1,263,275
Gas sales	65,752	210,212	(144,460)
Other liquids	11,540	27,201	(15,661)
Interest income	161	667	(506)
Gain on derivative instruments	-	200,017	(200,017)
Other	1,634,174	265	1,633,909

Lease operating expense	(2,887,532)	(1,102,441)	(1,785,091)
Depletion, depreciation and amortization	(514,049)	(1,399,511)	885,462
Impairment	-	(9,682,965)	9,682,965
Exploration and evaluation expenditure	(18,490)	(3,699,651)	3,681,161
Accretion of asset retirement obligations	(76,841)	(15,116)	(61,725)
Interest expense	(343,256)	(196,357)	(146,899)
Loss on derivative instruments	(1,488,504)	-	(1,488,504)
Amortization of borrowing costs	(66,849)	(35,486)	(31,363)
General and administrative	(1,314,104)	(911,925)	(402,179)
Income tax benefit	-	-	-
Net loss	$(1,836,483)	$(14,706,850)	$12,870,367

	Six months ended
	31-Dec-16	31-Dec-15	2Q16 to 2Q15 change
Oil sales	$6,747,723	$4,320,823	$2,426,900
Gas sales	208,278	426,959	(218,681)
Other liquids	26,573	28,547	(1,974)
Interest income	276	2,202	(1,926)
Gain on derivative instruments	-	572,569	(572,569)
Other	1,800,117	17,902	1,782,215

Lease operating expense	(5,060,846)	(2,831,170)	(2,229,676)
Depletion, depreciation and amortization	(1,033,932)	(2,883,243)	1,849,311
Impairment	(244,480)	(9,802,987)	9,558,507
Exploration and evaluation expenditure	(24,545)	(4,192,719)	4,168,174
Accretion of asset retirement obligations	(156,028)	(30,004)	(126,024)
Interest expense	(966,649)	(70,972)	(895,677)
Loss on derivative instruments	(1,045,148)	-	(1,045,148)
Amortization of borrowing costs	(133,698)	(386,396)	252,698
General and administrative	(2,466,671)	(1,972,518)	(494,153)
Net loss	$(2,349,030)	$(16,801,007)	$14,451,977

Comparison of Quarter Ended December 31, 2016 to Quarter Ended December 31, 2015 and for the six months ended December 31, 2016 and six months ended December 31, 2015.

Oil and gas revenues

Oil revenues increased from $1.9 million for the three months ended December 31, 2015 to $3.2 million for the three months ended December 31, 2016, as a result of the increase in the oil price and an increase in oil production. Oil production increased from 51,888 barrels for the three months ended December 31, 2015 to 76,784 for the three months ended December 31, 2016. This increase was due to our Foreman Butte acquisition which was completed in April 2016. This project added 65,814 barrels of oil to our production total for the three months ended December 31, 2016 compared to nil for the three months ended December 31, 2015. This increase was offset by the decrease in production associated with the sale of the North Stockyard project which was completed on October 29, 2016.

The realized oil price also increased from $36.48 per Bbl for the three months ended December 31, 2015 to $41.17 per Bbl (excluding the impact of derivatives) for the three months ended December 31, 2016 following a recovery in the global oil price.

Oil revenues increased from $4.3 million for the six months ended December 31, 2015 to $6.7 million for the six months ended December 31, 2016, as a result of the increase in the oil price and an increase in oil production. Oil production increased from 113,124 barrels for the six months ended December 31, 2015 to 167,602 for the six months ended December 31, 2016. This increase was due to our Foreman Butte acquisition which was completed in April 2016. This project added 125,773 barrels of oil to our production total for the six months ended December 31, 2016 compared to nil for the six months ended December 31, 2015. This increase was offset by the decrease in production associated with the sale of the North Stockyard project which was completed on October 29, 2016.

The realized oil price also increased from $38.20 per Bbl for the six months ended December 31, 2015 to $40.26 per Bbl (excluding the impact of derivatives) for the six months ended December 31, 2016 following a recovery in the global oil price.

Gas revenues decreased from $0.2 million for the three months ended December 31, 2015 to $0.1 million for the three months ended December 31, 2016. This decrease is due to a decrease in gas production which has offset an increase in the realized gas price. Production decreased from 93,332 Mcf for the quarter ended December 31, 2015 to 15,186 Mcf for the quarter ended December 31, 2016. The decrease in production was primarily due to the sale of the North Stockyard project area which was completed on October 29, 2016. The Foreman Butte acquisition has not added significantly to the gas production as the wells in the acquisition area do not have a high gas content. The decrease in production was offset by an increase in the realized gas price from $2.25 per Mcf for the quarter ended December 31, 2015 to $4.33 per Mcf for the quarter ended December 31, 2016.

Gas revenues decreased from $0.4 million for the six months ended December 31, 2015 to $0.1 million for the six months ended December 31, 2016. This decrease is due to a decrease in gas production which has offset an increase in the realized gas price. Production decreased from 93,332 Mcf for the quarter ended December 31, 2015 to 15,186 Mcf for the quarter ended December 31, 2016. The decrease in production was primarily due to the sale of the North Stockyard project area which was completed on October 29, 2016. The Foreman Butte acquisition has not added significantly to the gas production as the wells in the acquisition area do not have a high gas content. The decrease in production was offset by an increase in the realized gas price which increased slightly from $2.33 per Mcf for the six months ended December 31, 2015 to $3.50 per Mcf for the six months ended December 31, 2016.

Impact of North Stockyard sale

During the six months ended December 31, 2016 the North Stockyard field, which was sold effective October 29, 2016 produced 36,894 barrels of oil or approximately 22% of our total production for the six month period. During the period, the North Stockyard field produced 44,192 mcf of gas or approximately 74% of our gas production for the six month period.

Commencing October 29, 2016 we no longer received the benefit of production from this field.

Sale of Assets

For the three months and six months ended December 31, 2016, we recognized $1.6 million in income from sale of assets as a result of the sale of our North Stockyard property. As at the sale date, the value of the property was $13.7 million and $0.3 million in asset retirement obligation. The sale value of the property was $14.95 million and we recognized $1.6 million in income from sale of assets after taking into account costs associated with the sale.

There was no similar sale during the three months and six months ended December 31, 2015.

Exploration expense

Exploration expenditures decreased from $3.7 million for the quarter ended December 31, 2015, to $0.01 for the quarter ended December 31, 2016. Exploration costs in the current period relate to general exploration expense. Exploration costs in the prior period related to previously capitalized exploration expenditure written off in relation to our Hawk Springs project in Wyoming and wells drilled in this project area. With the continued weak oil price, exploration expenditure has been significantly reduced. Leases have been let go as they expire or delay rental payments not made causing the leases to expire.

Impairment expense

During the three months ended December 31, 2015 we recognized $9.7 million in impairment expense compared to $nil million during the quarter ended December 31, 2016. The impairment expense recognized in the prior quarter relates primarily to our North Stockyard field and was driven by the sustained decrease in the oil price witnessed during the 2015 calendar year.

During the six months ended December 31, 2015 we recognized $9.8 million in impairment expense compared with $nil million in impairment expense for the six months ended December 31, 2016. The impairment recognized in the current period relates to a write down in the value of oil inventory held on the balance sheet related to our accounting policy of the holding inventory at the lower of cost or net realizable value.

Lease operating expense

Lease operating expenses (“LOE”) increased from $1.1 million for the quarter ended December 31, 2015, to $2.9 million for the quarter ended December 31, 2016. Costs per BOE, excluding the impact of the workovers were $24.80 a barrel. Costs have increased from $12.38 for the quarter ended December 31, 2015 due to increased salt water disposal costs in our Foreman Butte project area. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment. We are also reviewing our salt water disposals options in order to ensure we are minimizing costs.

Lease operating expenses increased from $2.8 million for the six months ended December 31, 2015 to $5.1 million for the six months ended December 31, 2016. Costs per BOE have increased from $15.87 for the six months ended December 31, 2015 to $24.81 for the six months ended December 31, 2016. Excluding the impact of workovers, LOE for the period ended December 31, 2016 was $20.03 per BOE.

Impact of North Stockyard sale

During the six months ended December 31, 2016 the North Stockyard field contributed $0.6 million to the lease operating expense. This equates to approximately $13 per barrel, excluding production taxes.

Commencing October 29, 2016 we were no longer responsible for the lease operating costs or production taxes associated with this field.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased from $1.4 million for the quarter ended December 31, 2015 to $0.5 million for the quarter ended December 31, 2016. The decrease in depletion is a result of the increase in the reserve base over which depletion is following the Foreman Butte project acquisition. Depletion was not charged on the North Stockyard assets, as is customary when assets are held for sale. The per BOE cost decreased from $20.75 for the three months ended December 31, 2015 to $6.48 for the three months ended December 31, 2016.

Depletion, depreciation and amortization expense decreased from $2.9 million for the six months ended December 31, 2015 to $1.0 million for the six months ended December 31, 2016. The decrease in depletion is a result of the increase in the reserve base over which depletion is following the Foreman Butte project acquisition. Depletion has not been charged on the North Stockyard assets, as is customary when assets are held for sale. The per BOE cost decreased from $20.07 for the six months ended December 31, 2015 to $5.82 for the six months ended December 31, 2016.

General and administrative expense

General and administrative expense, excluding share based payments of $0.3 million, remained consistent at $0.9 million for the quarter ended December 31, 2015 and for quarter ended December 31, 2016. We have been actively trying to reduce our general and administrative costs in recent periods. General and administrative costs has on a per BOE basis has been offset by increased production. The BOE costs decreased, excluding share based payments, from $13.52 for the quarter ended December 31, 2015 to $12.10 for the quarter ended December 31, 2016.

General and administrative expense, excluding share based payments of $0.3 million, increased from $1.9 million for the six months ended December 31, 2015 to $2.1 million for the six months ended December 31, 2016. We have been actively trying to reduce our general and administrative costs in recent periods. The slight increase in general and administrative costs has been offset at on a per BOE basis by increased production. The BOE costs decreased, excluding share based payments, from $13.73 for the six months ended December 31, 2015 to $11.90 for the six months ended December 31, 2016.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-16	31-Dec-15
Cash (used in)/provided by operating activities	$(1,529,958)	$517,336
Cash provided by/(used in) investing activities	12,029,347	(1,873,615)
Cash used in/(provided by) financing activities	(11,597,443)	302,475

Cash provided by operations decreased from a net inflow of $0.5 million for the six months ended December 31, 2015, to a net outflow of ($1.4 million) for the six months ended December 31, 2016. Cash receipts from customers increased slightly from $6.5 million for six months ended December 31, 2015 to $6.8 million for the six months ended December 31, 2016, due to an increase in production and a slight increase in the realized oil price. Payments to suppliers and employees also increased slightly from $5.7 million for the six months ended December 31, 2015 to $6.5 million for the six months ended December 31, 2016 following increased workover activity in our Foreman Butte project area. Payments for derivative instruments and interest expense increased significantly in the six months ended December 31, 2016 compared to the six months ended December 31, 2015. Payments for derivative instruments increased due to an increase in the oil price compared to the price of derivative instruments. Interest expense increased due to the higher value of the credit facility held during the six months ended December 31, 2016 following the closing of the Foreman Butte project.

Cash used in investing activities decreased from $2.0 million for the six months ended December 31, 2015 to inflow of $11.9 million for the six months ended December 31, 2016 following the receipt of proceeds from the sale of our North Stockyard project area. The cash outflow for the prior period related to ongoing activities in our North Stockyard project in North Dakota. The cash outflow in the current period relates to continued work in Foreman Butte field.

Cash provided by financing activities decreased from a cash inflow of $0.3 million for the six months ended December 31, 2015 to cash out of ($11.9 million) for the six months ended December 31, 2016. Cash inflow for the prior period related to in proceeds from the exercise of options. Cash out flow in the current period relates to repayments borrowings with respect to our credit facility with Mutual of Omaha Bank

All options outstanding as at December 31, 2016 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during fiscal 2017.

Following the closing of our Foreman Butte Acquisition, our current budget for exploration, exploitation and development capital expenditures in fiscal 2017 is $3.0 million, of which we incurred approximately $2.0 million during the first six months of the fiscal year. These expenditures were funded through our current cash on hand, cash generated from oil sales and net proceeds from the sale of our North Stockyard project. We have additional workovers planned in our Foreman Butte Project during the course of the year.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, which was fully drawn prior to the closing of the Foreman Butte Acquisition. In March 2016, our credit facility was amended to increase the borrowing base to $30.5 million to partially fund the Foreman Butte Acquisition. An additional $4 million in financing was also provided by the seller. This promissory note is due April 1, 2017 and has a 10% interest rate. We were required under the amended credit agreement to repay Mutual of Omaha $10 million by June 30, 2016. This was ultimately increased to $11.5 million and extended to October 31, 2016. The pay down was achieved through the sale of our North Stockyard property for $14.95 million on October 28, 2016 and was made on October 31, 2016.

As a result of the amendment of the credit facility, the interest rate was increased to 6% plus the 90 day LIBOR or approximately 6.5% from April 1, 2016 onwards. This was reduced following the pay down of the facility as detailed above. The amendment to our credit facility also requires us to comply with additional restrictions, which are described below. Following the repayment of the facility on October 31, 2016 the interest rate has been reduced to LIBOR plus 3.5%.

As of November 10, 2016 our borrowing base was increased to $20 million by Mutual of Omaha Bank, of which $19 million has been drawn down. The additional borrowing base capacity has no additional restrictions on it.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million, which would require syndication of the loan) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another period, once a year. The facility matures January 28, 2017. Mutual of Omaha Bank have indicated that they will perform a borrowing base determination based on our December 31, 2016 reserves. We can make no assurances, but we expect this borrowing base review to result in a significant increase to our current borrowing base and have commenced discussions with other banks with a view to syndicating the loan, at the suggestion of Mutual of Omaha Bank. While the new borrowing based is currently being determined by Mutual of Omaha Bank, based on the Company’s proved reserves the Company expects the borrowing base will be in excess of the current drawdown creating additional liquidity in the facility. Should we not be able to renegotiate the credit facility to its satisfaction, we may need to consider further asset sales or capital raises to provide the company with ongoing liquidity to repay its long and short term debts as and when they fall due.

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
22

•	Senior leverage ratio of no greater than 4.25 to 1 for the quarter ended June 30, 2016 reducing to 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

We were in compliance with all of our covenants as at June 30, 2016.

As at December 31, 2016 we were in breach of our spending cap with respect to the general and administrative expenses. We have received a waiver with respect to this covenant.

We were in compliance with all other covenants as at December 31, 2016.

Our credit facility of $19 million has been recorded as a current liability and is due for repayment October 2017. We are working with the bank to renegotiate our facility and extend its term. We believe we will meet the covenants in the future, however if we do not we will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted. If we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

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

Our main sources of liquidity during the three months ended December 31, 2016 were cash on hand and cash flow from operations.

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

Our cash position as of December 31, 2016 decreased from June 30, 2016 largely due to payments for recompletion and workover activities in our Foreman Butte project in North Dakota and Montana, coupled with significant payments for our derivative instruments and higher interest payments.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of December 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

Part II — Other Information

Item 1.    Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject. There are no material pending legal proceedings to which the Company is a party or of which our property is the subject.

Item 1A.   Risk Factors.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The risks disclosed herein and in our Annual Report on Form 10-K could materially affect our business, financial condition or future results.  The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results in the future.

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

SAMSON OIL & GAS LIMITED

Date: February 21, 2017	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2017	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

