Form 10-Q
period 2017-03-31
Samson Oil & Gas LTD
filed 2017-05-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 3,283,000,444 ordinary shares outstanding as of May 12, 2017.

Table of Contents

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED March 31, 2017

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

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our oil and gas properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, meeting our capital raising targets and following any use of proceeds plans, the terms of our credit facility, our ability to and methods by which we may raise additional capital, production and future operating results, and the objectives outlined under the section “Looking Ahead” below.

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

Part I — Financial Information

Item 1.   Financial Statements.

        SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-17	30-Jun-16
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,083,227	$2,654,812
Accounts receivable	1,594,459	1,996,415
Prepayments	305,270	183,305
Oil inventory	219,288	463,768
Oil and gas properties held for sale	-	13,768,865
Total current assets	4,202,244	19,067,165
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $16,426,241 and $15,049,015 at March 31, 2017 and June 30, 2016, respectively	31,394,105	31,522,323
Other property and equipment, net of accumulated depreciation and amortization of $671,164 and $573,995 at March 31, 2017 and June 30, 2016, respectively	326,275	308,474
Net property, plant and equipment	31,720,380	31,830,797
OTHER NON CURRENT ASSETS
Undeveloped capitalized acreage	271,078	220,703
Restricted cash - bonding	450,000	450,000
Other	270,109	474,325
TOTAL ASSETS	$36,913,811	$52,042,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,418,775	$4,125,643
Accruals	172,576	1,629,975
Fair value of derivative instruments	1,262,277	1,671,653
Promissory Note	4,400,000	4,046,428
Credit facility	19,902,557	11,500,000
Provision for annual leave	250,204	194,497
Total current liabilities	30,406,389	23,168,196
NON CURRENT LIABILITIES
Asset retirement obligations	3,472,786	3,450,245
Fair value of derivative instruments	160,721	1,233,076
Credit facility	-	19,000,000
TOTAL LIABILITIES	34,039,896	46,851,517
STOCKHOLDERS’EQUITY – nil par value
3,283,000,444 (equivalent to 16,415,002 ADR’s) and 3,215,854,701 (equivalent to 16,079,273 ADR’s) ordinary shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	106,174,704	105,719,184
Accumulated other comprehensive income	877,907	927,718
Accumulated deficit	(104,178,698)	(101,455,429)
Total stockholders’ equity	2,873,913	5,191,473
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,913,809	$52,042,990

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended

	31-Mar-17	31-Mar-16	31-Mar-17	31-Mar-16
REVENUES AND OTHER INCOME:
Oil sales	$2,942,564	$960,705	$9,690,287	$5,281,528
Gas sales	136,430	156,333	344,708	583,292
Other liquids	9,987	9,580	36,560	38,127
Interest income	75	255	352	2,457
Gain on derivative instruments	1,424,590	-	379,442	214,055
Other	(174,923)	879,330	1,625,194	897,232
TOTAL REVENUE AND OTHER INCOME	4,338,723	2,006,203	12,076,543	7,016,691

EXPENSES:
Lease operating expense	(1,986,860)	(661,394)	(7,563,746)	(3,492,564)
Depletion, depreciation and amortization	(404,893)	(791,104)	(1,492,214)	(3,674,347)
Impairment expense	-	(49,126)	(244,480)	(9,852,113)
Exploration and evaluation expenditure	(12,360)	(21,399)	(36,905)	(4,214,118)
Accretion of asset retirement obligations	(79,320)	(15,353)	(235,381)	(45,357)
Amortization of borrowing costs	(66,849)	(35,485)	(200,547)	(106,457)
Interest expense	(309,143)	(207,650)	(1,275,791)	(594,046)
Loss on derivative instruments	-	(358,514)	-	-
Acquisition costs	-	(215,853)	-	(215,853)
General and administrative	(1,284,076)	(902,455)	(3,750,748)	(2,874,973)
TOTAL EXPENSES	(4,143,501)	(3,258,333)	(14,799,812)	(25,069,828)

Income (Loss) from operations	195,222	(1,252,130)	(2,723,269)	(18,053,137)
Income tax benefit	-	-	-	-
Net income (loss)	195,222	(1,252,130)	(2,723,269)	(18,053,137)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(39,535)	(1,653)	(49,811)	(65,817)
Total comprehensive gain/(loss) for the period	$155,687	$(1,253,783)	$(2,773,080)	$(18,118,954)

Net loss per ordinary share from operations:
Basic – cents per share	0.01	(0.04)	(0.08)	(0.64)
Diluted – cents per share	0.01	(0.04)	(0.08)	(0.64)

Weighted average ordinary shares outstanding:
Basic	3,282,861,876	2,837,834,301	3,248,624,375	2,837,830,689
Diluted	3,282,861,876	2,837,834,301	3,248,624,375	2,837,830,689

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

			Accumulated
			Other	Total
	Ordinary	(Accumulated	Comprehensive	Stockholders
	Shares	Deficit)	Income/(Loss)	Deficit
Balance at June 30, 2016	$105,719,184	$(101,455,429)	$927,718	$5,191,473
Net loss	-	(2,723,269)	-	(2,723,269)
Foreign currency translation loss, net of tax of nil	-	-	(49,811)	(49,811)
Total comprehensive loss for the period	-	(2,723,269)	(49,811)	(2,773,080)
Shares issued	3,811			3,811
Share based payments	488,944	-	-	488,944
Cost associated with issue of equity	(37,235)	-	-	(37,235)
Balance at March 31, 2017	$106,174,704	$(104,178,698)	$877,907	$2,873,913

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	31-Mar-17	31-Mar-16
Cash flows (used in)/provided by operating activities
Receipts from customers	$11,065,372	$8,482,172
Payments to suppliers & employees	(9,912,808)	(7,345,116)
Interest received	347	2,444
(Payments on)/proceeds from derivative instruments	(1,102,289)	437,380
Interest paid	(1,501,096)	(603,027)
Payments for bonding	-	(350,000)
Net cash flows (used in)/provided by operating activities	(1,450,474)	623,853
Cash flows provided by/(used in) investing activities
Proceeds from sale of oil and gas properties	13,932,512	-
Payments for plant & equipment	(114,296)	-
Payments for exploration and evaluation	(86,963)	(578,105)
Payments for oil and gas properties	(2,216,713)	(1,811,612)
Net cash flows provided by/(used in) investing activities	11,514,540	(2,389,717)
Cash flows (used in)/provided by financing activities
Proceeds from the exercise of options	3,811	1,475
Proceeds from borrowings	1,000,000	301,000
Repayment of borrowings	(11,597,443)	-
Share issuance costs	(37,235)	(500)
Net cash flows (used in)/provided by financing activities	(10,630,867)	301,975
Net (decrease) in cash and cash equivalents	(566,801)	(1,463,889)
Cash and cash equivalents at the beginning of the fiscal period	2,654,812	2,062,720
Effects of exchange rate changes on cash and cash equivalents	(4,784)	(66,279)
Cash and cash equivalents at end of fiscal period	$2,083,227	$532,552

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

Accruals.   Accrued liabilities at June 30, 2016 and March 31, 2017 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2016 and March 31, 2017 include insurance premiums and other subscription costs paid in advance for the year.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. These changes have had no material impact on the financial statements.

Liquidity

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

As disclosed in the financial statements, we incurred losses of $2.8 million for the nine months ended March 31, 2017 and had cash outflows from operations of $1.5 million. As at March 31, 2017 we had net current liabilities of $26.2 million. Our ability to continue as a going concern is dependent on the renegotiation of our finance facilities and/or a partial or full monetization of our assets.

We have commenced refinancing discussions with our current lender and have also commenced discussion with an investment banker representing non-bank financing. Based on our current financial position we may be required to accept terms less favorable than would otherwise be available to us.

On May 9, 2017 we signed a Purchase and Sale Agreement to sell our State GC assets for $1.2 million. This is expected to close on or about May 24, 2017. The funds will be used to reduce our outstanding debt with Mutual of Omaha Bank, however our borrowing base will not be lowered allowing these funds to be redrawn if required.

Recent Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements –Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and annual and interim periods thereafter. This standard is not expected to have an impact on the Company’s consolidated financial statements and we are currently assessing the expected impact on footnote disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition. The standard requires an entity to recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, as a result of the FASB's recent decision to defer the effective date by one year. We are currently evaluating the method of adoption and impact this standard will have on our consolidated financial statements and related disclosures.

2. Restatement of Quarterly Information (unaudited)

The Company took over operatorship of the Foreman Butte field in May and June of 2016.  This change necessitated a review of our accounts payable procedures.  During the course of this review we noted that the design of one of processes was no sufficient to adequately capture all invoices in a timely fashion.  The impact of this is stated below.  We have since revised and redesigned our accounts payable procedures and controls.

We have assessed the impact on the financial statements included in the 10Q for the quarter ended December 31, 2016 and have concluded that the impact of this misstatement was no sufficient to warrant a notice of non-reliance on the financial statements to be issued.

The impact of the restatement for the three months and six months ended December 31, 2016 is below.

	Three months ended Dec 31, 2016			Six months ended Dec 31, 2016
	As previously reported	LOE Adjustment	As restated	As previously reported	LOE Adjustment	As restated
Total Revenue and Other Income	$4,873,142	$-	$4,873,142	$8,782,967	$-	$8,782,967
Total Expenses	(6,709,625)	(516,040)	(7,225,665)	(11,131,997)	(516,040)	(11,648,037)
Loss	(1,836,483)	(516,040)	(2,352,523)	(2,349,030)	(516,040)	(2,865,070)
Income tax expense	-	-	-	-	-	-
Net loss	(1,836,483)	(516,040)	(2,352,523)	(2,349,030)	(516,040)	(2,865,070)

Net loss per ordinary share from operations
Basic - cents per share	(0.06)	(0.01)	(0.07)	(0.07)	(0.02)	(0.09)
Diluted - cents per share	(0.06)	(0.01)	(0.07)	(0.07)	(0.02)	(0.09)

3. Income Taxes

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

4. Earnings Per Share

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Nine months ended
	31-Mar-17	31-Mar-16	31-Mar-17	31-Mar-16
Dilutive	-	-	-	-
Anti–dilutive	411,033,246	322,400,133	246,930,682	320,615,486

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	31-Mar-17	31-Mar-16	31-Mar-17	31-Mar-16
Net income (loss)	$195,222	$(1,252,130)	$(2,723,269)	$(18,053,137)

Basic weighted average ordinary shares outstanding	3,282,861,876	2,837,834,301	3,248,624,375	2,837,830,689
Basic earnings/(loss) per ordinary share – cents per share	0.01	(0.04)	(0.08)	(0.64)
Diluted earnings/(loss) per ordinary share – cents per share	0.01	(0.04)	(0.08)	(0.64)

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

Liabilities settled during the period relate to wells in our Hawk Springs project area in Goshen County, Wyoming which were plugged and abandoned during the period ended December 31, 2016. Disposition of properties relates to the sale of our North Stockyard project in North Dakota, which also closed during the quarter ended December 31, 2016.

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2017 and 2016:

	Nine months ended
	31-Mar-17	31-Mar-16
Asset retirement obligations at beginning of period	$3,750,245	$1,810,674
Liabilities incurred or acquired	-	1,868,273
Liabilities settled	(134,721)	(46,322)
Disposition of properties	(378,119)	-
Accretion expense	235,381	45,357
Asset retirement obligations at end of period	3,472,786	3,677,982
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	(316,392)
Long-term asset retirement obligations	$3,472,786	$3,361,590

6. Fair Value Measurements

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2017 and June 30, 2016.

	Carrying value at March 31, 2017	Level 1	Level 2	Level 3	Netting (1)	Fair Value at March 31, 2017
Current Assets:
Cash and cash equivalents	$2,083,227	$2,083,227	$-	$-	$-	$2,083,227
Derivative Instruments	-	-	43,297	-	(43,297)	-

Non Current Assets
Derivative Instruments	-	-	418,824	-	(418,824)	-

Current Liabilities
Derivative instruments	1,262,277	-	1,305,574	-	(43,297)	1,262,277

Non Current Liabilities
Derivative Instruments	160,721	-	579,545	-	(418,824)	160,721

	Carrying value at June 30, 2016	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2016
Current Assets:
Cash and cash equivalents	$2,654,812	$2,654,812	$-	$-	$-	$2,654,812
Derivative Instruments	-	-	136,727	-	(136,727)	-

Non Current Assets
Derivative Instruments	-	-	220,317	-	(220,317)	-

Current Liabilities
Derivative instruments	1,671,653	-	1,808,380	-	(136,727)	1,671,653

Non Current Liabilities
Derivative Instruments	1,233,076	-	1,453,393	-	(220,317)	1,233,076

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

7. Commitments and Contingencies

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

8. Capitalized Exploration Expense

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

As of March 31, 2017 we had capitalized exploration expenditures of $271,078. This amount primarily relates to costs incurred in connection with our Cane Creek project in Utah.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

9.  Share Capital

Issue of Share Capital

During the three months ended March 31, 2017, 140,143 options with an exercise price of AUD$ 0.038 per ordinary share were exercised for net proceeds of AUD$5,325/US$3,811. On March 31, 2017 229,442,097 unexercised options expired.

During the nine months ended March 31, 2017 the company issued 67,005,600 ordinary shares to employees and Directors of the company. These shares were issued in lieu of cash salaries for employees and directors during the period from August 1, 2015 to August 31, 2016. The share price on the grant was US$0.0035 per ordinary share.

No shares were issued during the three months ended March 31, 2016.

During the nine months ended March 31, 2016, 52,279 options with an exercise price of AUD$ 0.038 per ordinary share were exercised for net proceeds of AUD$1,986/US$1,475.

All options exercised were issued in a public rights offering conducted in June 2013.

Issue of Warrants

During the nine months ended March 31, 2017 the company issued 272,000,000 warrants at no cost to employees and Directors of the company. The warrants have an exercise price of AUD$0.0055 and an expiry date of November 17, 2026. The options vest on November 17, 2017. The have been valued at AUD$0.0038 using a binomial option pricing model. The company also issued 48,000,000 warrants to Australian based employees and directors of the Company. These warrants have an exercise price of AUD$0.007, vest on November 17, 2017 and expire on November 27, 2026. The expense related to both warrants grants will be recognized over the vesting period. To date share based payments of $0.2 million has been recognized. A further $0.8 million will be recognized prior to the options vesting date, assuming all employees and directors remain with the company.

10. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Nine months ended
	31-Mar-17	31-Mar-16

Net loss after tax	$(2,723,269)	$(18,053,137)
Depletion, depreciation and amortization	1,492,214	3,674,347
Accretion of asset retirement obligation	235,381	45,357
Impairment expense	244,480	9,852,113
Exploration and evaluation expenditure	36,905	4,214,118
Amortization borrowing costs	200,547	106,457
Non cash (gain)/loss on derivative instruments	(1,481,731)	473,324
Acquisition costs	-	215,853
Net gain from sale of assets	(1,625,194)	-
Share based payments	560,607	-

Changes in assets and liabilities:

Decrease in receivables	401,956	1,623,775
Increase/(decrease) in provision for annual leave	55,707	(23,998)
Increase/(decrease) in payables	1,151,923	(1,504,356)
NET CASH FLOWS(USED IN)/PROVIDED BY OPERATING ACTIVITIES	$(1,450,474)	$623,853

11. Credit Facility

	Nine months ended
	31-Mar-17	31-Mar-16
Credit facility at beginning of period	$30,500,000	$18,699,000
Cash advanced under facility	1,000,000	301,000
Cash committed to be advanced under facility	-	11,500,000
Repayments	(11,597,443)	-
Credit facility at end of period (1)	$19,902,557	$30,500,000

Funds available for drawdown under the facility	97,443	-

(1)	The credit facility is recognized as a current liability as the facility is currently due for repayment in October 2017.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, which was fully drawn prior to the closing of the Foreman Butte Acquisition (as defined below). In March 2016, our credit facility was amended to increase the borrowing base to $30.5 million to partially fund the Foreman Butte Acquisition. An additional $4 million in financing was also provided by the seller. This promissory note is due April 1, 2017 and has a 10% interest rate. We were required under the amended credit agreement to repay Mutual of Omaha $10 million by June 30, 2016. This was ultimately increased to $11.5 million and extended to October 31, 2016. The pay down was achieved through the sale of our North Stockyard property for $14.95 million on October 28, 2016 and was made on October 31, 2016.

In May 2017, Mutual of Omaha agreed to repay our outstanding promissory note through a term note in addition to our current facility. This closed on May 5, 2017. Samson paid $0.45 million in interest from existing cash reserves, while Mutual of Omaha paid $4.0 million in principal.

As a result of this amendment to the credit facility the interest changed from being based on LIBOR to the Wall Street Journal published Prime Rate (“Prime”). The interest rate on the term loan is Prime plus 2.5% or approximately 6.5% and the credit facility is Prime plus 1.0% or 5%. Both facilities will mature on October 31, 2017.

As of November 10, 2016 our borrowing base was increased to $20 million by Mutual of Omaha Bank, of which $19.9 million has been drawn down. The additional borrowing base capacity has no additional restrictions on it.

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

As at March 31, 2017 we were in breach of our spending cap with respect to the general and administrative expenses. We have requested a waiver of this covenant.

We were in compliance with all other covenants as at March 31, 2017.

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

12. Derivatives

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At March 31, 2017, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the nine months ended March 31, 2017 we recognized $379,442 in gain on derivative instruments in the Statement of Operations.

Following the sale of our North Stockyard property in October 2016, we closed out 42,300 barrels of oil hedges and 220,750 mcf of natural gas hedges at a cost of $169,182 to us, including $165,003 in deferred premiums.

At March 31, 2017 the Company’s open derivative contracts consisted of the following:

Collars

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Apr-17	30-Apr-18	46,691	41.50	63.00
WTI	1-May-18	31-Dec-18	107,800	45.00	56.00
Henry Hub	1-Apr-17	31-Dec-17	91,850	2.40	2.91
Henry Hub	1-Jan-18	30-Apr-18	64,774	2.80	3.60
Henry Hub	1-May-18	31-Dec-18	80,850	2.65	2.90

Costless Swaps
Product	Start	End	Volume (BO)	Swap
WTI	1-Apr-17	31-Dec-17	118,422	44.09
WTI	1-Jan-18	30-Apr-18	39,720	45.55

13. Subsequent Events

On May 5, 2017, the Company, the Company’s primary lender, Mutual of Omaha Bank and certain affiliates of the Company, including Samson Oil and Gas USA, Inc. (“Samson USA”) and Samson Oil and Gas USA Montana, Inc., executed a Sixth Amendment to Credit Agreement, dated as of May 5, 2017 (the “Amendment”). Under the Amendment, the Company obtained a term loan in the amount of $4,000,000 (the “Term Loan”) in addition to the Company’s current $20 million revolving credit line. The Term Loan is evidenced by a promissory note (the “Term Note”) delivered by the Company in favor of Mutual of Omaha Bank for the balance of the Term Loan. The Company’s revolving credit line remains substantially unchanged, although the interest rate has been amended to the prime rate as reported in The Wall Street Journal (rather than LIBOR) plus 1%. The Term Loan has an interest rate of prime plus 2.5%. The Term Loan was used to pay off the $4,000,000 promissory note payable to the vendor of the Company’s Foreman Butte properties. Both the Term Loan and the Company’s $20 million revolving credit line will mature on October 31, 2017.

On May 9, 2017, Samson USA entered into an agreement for the sale of 100% of Samson USA’s interest in the State GC Oil and Gas Field in Lea County, New Mexico (the “Purchase Agreement”). The purchase price is $1.2 million, subject to certain adjustments provided in the Purchase Agreement. The sale is to be effective as of May 1, 2017 and closing is expected to occur on or about May 24, 2017. The Purchase Agreement contains certain termination rights for both Samson USA and the purchaser, including the right of either party to terminate if the aggregate reduction to the purchase price as a result of environmental and title defects exceeds 20% of the purchase price.

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

Our net oil production was 64,632 barrels of oil for the quarter ended March 31, 2017, compared to 41,927 barrels of oil for the quarter ended March 31, 2016.  The decrease in oil production as a result of the sale of our North Stockyard property was more than offset by the increase in production as a result of the Foreman Butte Acquisition.

Our net gas production was 58,209 Mcf for the quarter ended March 31, 2017, compared to 92,399 Mcf for the quarter ended March 31, 2016. Coupled with the decrease in production following our North Stockyard sale, one of our significant gas wells has been down since October 2016 while undergoing workover operations. It appears these workover operations have not been successful and the operator is recommending that this well be plugged and abandoned. We do not have an expected timetable for this operation as yet. Associated gas produced in the Foreman Butte project area is not as significant as the oil production, therefore the acquisition has not offset decline from the sale.

Our net oil production was 230,756 barrels of oil for the nine months ended March 31, 2017 compared to 154,156 barrels of oil for the nine months ended March 31, 2016. Production has increased as a result of our acquisition of the Foreman Butte project and our subsequent workover activity in this project area. This activity offset the decrease in production as a result of the sale of the North Stockyard property, which closed on October 29, 2016.

Our net gas production was 93,526 Mcf of gas for the nine months ended March 31, 2017 compared to 271,469 Mcf of gas for the nine months ended March 31, 2016. Coupled with the decrease in production following our North Stockyard sale, one of our significant gas wells has been down since October 2016 while undergoing workover operations. It appears these workover operations have not been successful and the operator is recommending that this well be plugged and abandoned. We do not have an expected timetable for this operation as yet. Associated gas produced in the Foreman Butte project area is not as significant as the oil production, therefore the acquisition has not offset decline from the sale of the North Stockyard project area.

For the three months ended March 31, 2017 and March 31, 2016, we reported a net gain of $0.2 million and a net loss of $1.3 million, respectively. The small gain in the current period reflects $0.4 million in depletion and amortization and $1.4 million in gain on derivative instruments while the loss in the prior period reflects a $0.8 million in depletion, amortization and impairment.

For the nine months ended March 31, 2017 and March 31, 2016, we reported a net loss of $2.7 million and a net loss of $18.1 million, respectively. The loss in the current period reflects $1.5 million in depletion and amortization while the loss in the prior period reflects a $4.3 million in exploration expenditure and impairment expense of $9.9 million.

See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended March 31, 2017 and Current Activities

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

During the current quarter, we commenced the first of the identified recompletion targets. The Davidson #1, a vertical wellbore in Williams County, was perforated in the Ratcliffe zone of the Madison formation. The initial 24 hour production rate after perforating was 64 BOP. Additional recompletions and well optimizations are scheduled for the upcoming quarter that may add to the production from this project.

Additionally, two new horizontal laterals are currently being planned to be drilled out of the Maris 1-16H wellbore this spring. The first will test the Ratcliffe Formation of the Mississippian Madison Group. The second will test the Mission Canyon Formation of the Mississippian Madison Group. The lateral in the Ratcliffe Formation will help define the pressure depletion radius from the existing producing wellbores which will ultimately determine the number of PUD’s (proven undeveloped drilling locations) we can drill in this reservoir. Third-party pressure modelling of the Ratcliffe reservoir shows that relatively high reservoir pressure resides approximately 500 feet away from the Maris 1-16 surface location. It is estimated that this new lateral could produce at around 300 BOPD if the third-party pressure modelling proves to be correct. The second lateral in the Mission Canyon Formation will test an undeveloped reservoir that could prove up a new oil field with the potential for many additional well locations. These are expected to be drilled in the third quarter of calendar 2017.

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Permo-Penn Project, Northern D-J Basin

Samson 37.5% working interest

Following a delay due to bad weather in the latter part of 2016, the recompletion of the Bluff #1-11 well has been further delayed due to our current focus on more capital efficient projects in the Foreman Butte project area. The Jurassic Canyon Springs Formation will be perforated and flow tested first. If this is unsuccessful, the Cretaceous Dakota Formation will subsequently be perforated and flow tested. This well will be plugged and abandoned should these two operations be unsuccessful.

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

Results of Operations

For the three months ended March 31, 2017, we reported a net gain of $0.2 million compared to a net loss of $1.3 million for the same period in 2016.

For the nine months ended March 31, 2017, we reported a net loss of $2.7 million compared to a net loss of $18.1 million for the same period in 2016.

The following tables set forth selected operating data for the three months and nine months ended:

	Three months ended
	31-Mar-17	31-Mar-16
Production Volume
Oil (Bbls)	64,632	41,927
Natural gas (Mcf)	58,209	92,399
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	74,334	57,327

Sales Price
Realized Oil ($/Bbls)	$45.53	$22.91
Impact of settled derivative instruments	$(2.29)	$13.78
Derivative adjusted price	$43.23	$36.69

Realized Gas ($/Mcf)	$2.34	$1.69

Expense per BOE:
Lease operating expenses	$22.93	$8.58
Production and property taxes	$3.80	$2.96
Depletion, depreciation and amortization	$5.45	$13.80
General and administrative expense	$17.27	$15.74

	Nine months ended
	31-Mar-17	31-Mar-16
Production Volume
Oil (Bbls)	230,756	154,156
Natural gas (Mcf)	93,526	271,469
BOE	246,344	199,401

Sales Price
Realized Oil ($/Bbls)	$41.99	$34.26
Impact of settled derivative instruments	$(4.78)	$4.46
	$37.21	$38.72

Realized Gas ($/Mcf)	$3.69	$2.15

Expense per BOE:
Lease operating expenses	$26.89	$13.76
Production and property taxes	$3.81	$3.76
Depletion, depreciation and amortization	$6.06	$18.43
General and administrative expense	$15.23	$14.42

The following table sets forth results of operations for the following periods:

	Three months ended		3Q17 to 3Q16
	31-Mar-17	31-Mar-16	change
Oil sales	$2,942,564	$960,705	$1,981,859
Gas sales	136,430	156,333	(19,903)
Other liquids	9,987	9,580	407
Interest income	75	255	(180)
Gain on derivative instruments	1,424,590	-	1,424,590
Other	(174,923)	879,330	(1,054,253)

Lease operating expense	(1,986,860)	(661,394)	(1,325,466)
Depletion, depreciation and amortization	(404,893)	(791,104)	386,211
Impairment	-	(49,126)	49,126
Exploration and evaluation expenditure	(12,360)	(21,399)	9,039
Accretion of asset retirement obligations	(79,320)	(15,353)	(63,967)
Interest expense	(309,143)	(207,650)	(101,493)
Loss on derivative instruments	-	(358,514)	358,514
Amortization of borrowing costs	(66,849)	(35,485)	(31,364)
Acquisition costs	-	(215,853)	215,853
General and administrative	(1,284,076)	(902,455)	(381,621)
Income tax benefit	-	-	-
Net loss	$195,222	$(1,252,130)	$1,447,352

	Nine months ended		3Q17 to 3Q16
	31-Mar-17	31-Mar-16	change
Oil sales	$9,690,287	$5,281,528	$4,408,759
Gas sales	344,708	583,292	(238,584)
Other liquids	36,560	38,127	(1,567)
Interest income	352	2,457	(2,105)
Gain on derivative instruments	379,442	214,055	165,387
Other	1,625,194	897,232	727,962

Lease operating expense	(7,563,746)	(3,492,564)	(4,071,182)
Depletion, depreciation and amortization	(1,492,214)	(3,674,347)	2,182,133
Impairment	(244,480)	(9,852,113)	9,607,633
Exploration and evaluation expenditure	(36,905)	(4,214,118)	4,177,213
Accretion of asset retirement obligations	(235,381)	(45,357)	(190,024)
Interest expense	(1,275,791)	(594,046)	(681,745)
Amortization of borrowing costs	(200,547)	(106,457)	(94,090)
Acquistion costs	-	(215,853)	215,853
General and administrative	(3,750,748)	(2,874,973)	(875,775)
Net loss	$(2,723,269)	$(18,053,137)	$15,329,868

Comparison of Quarter Ended March 31, 2017 to Quarter Ended March 31, 2016 and for the nine months ended March 31, 2017 to the nine months ended March 31, 2016.

Oil and gas revenues

Oil revenues increased from $1.0 million for the three months ended March 31, 2016 to $2.9 million for the three months ended March 31, 2017, as a result of the increase in the oil price and an increase in oil production. Oil production increased from 41,927 barrels for the three months ended March 31, 2016 to 64,632 for the three months ended March 31, 2017. This increase was due to our Foreman Butte Acquisition which was completed in April 2016. This project added 64,049 barrels of oil to our production total for the three months ended March 31, 2017 compared to nil for the three months ended March 31, 2016. This increase was offset by the decrease in production associated with the sale of the North Stockyard project which was completed on October 29, 2016. The North Stockyard field contributed 92% of the revenue during the quarter ended March 31, 2016 compared to nil for the quarter ended March 31, 2017.

The realized oil price also increased from $22.91 per Bbl for the three months ended March 31, 2016 to $45.53 per Bbl (excluding the impact of derivatives) for the three months ended March 31, 2017 following a recovery in the global oil price.

Oil revenues increased from $5.3 million for the nine months ended March 31, 2016 to $9.7 million for the nine months ended March 31, 2017, as a result of the increase in the oil price and an increase in oil production. Oil production increased from 154,156 barrels for the nine months ended March 31, 2016 to 230,756 for the nine months ended March 31, 2017. This increase was due to our Foreman Butte Acquisition which was completed in April 2016. This increase was offset by the decrease in production associated with the sale of the North Stockyard project which was completed on October 29, 2016. The North Stockyard field contributed 90% of the oil revenue for the nine months ended March 31, 2016 compared to 13% for the nine months ended March 31, 2017.

The realized oil price also increased from $34.26 per Bbl for the nine months ended March 31, 2016 to $41.99 per Bbl (excluding the impact of derivatives) for the nine months ended March 31, 2017 following a recovery in the global oil price.

Gas revenues decreased from $0.2 million for the three months ended March 31, 2016 to $0.1 million for the three months ended March 31, 2017. Due to the timing associated with receiving gas revenue checks, approximately $0.1 million of gas revenue recognized in the March 2017 quarter, related to production periods prior to January 2017. The production associated with this revenue was 49,104 MCF.

This decrease in the revenue recognised for the current quarter is due to a decrease in gas production which has offset an increase in the realized gas price. Production decreased from 92,399 Mcf for the quarter ended March 31, 2016 to 58,209 Mcf for the quarter ended March 31, 2017. The decrease in production was primarily due to the sale of the North Stockyard project area which was completed on October 29, 2016. The Foreman Butte Acquisition has not added significantly to the gas production as the wells in the acquisition area do not have a high gas content. The decrease in production was offset by an increase in the realized gas price from $1.69 per Mcf for the quarter ended March 31, 2016 to $2.34 per Mcf for the quarter ended March 31, 2017.

Gas revenues decreased from $0.6 million for the nine months ended March 31, 2016 to $0.3 million for the nine months ended March 31, 2017. This decrease is due to a decrease in gas production which has offset an increase in the realized gas price. Production decreased from 271,469 Mcf for the nine months ended March 31, 2016 to 93,526 Mcf for the nine months ended March 31, 2017. The decrease in production was primarily due to the sale of the North Stockyard project area which was completed on October 29, 2016. The Foreman Butte Acquisition has not added significantly to the gas production as the wells in the acquisition area do not have a high gas content. The decrease in production was offset by an increase in the realized gas price which increased slightly from $2.15 per Mcf for the nine months ended March 31, 2016 to $3.69 per Mcf for the nine months ended March 31, 2016.

Sale of Assets

For the three months ended March 31, 2017 we recognized $0.2 million in sale costs following the completion of the post settlement reconciliation with the purchasers of the North Stockyard property. These expenses related to invoices received after the settlement of the sale but relating to time periods prior to the effective date of the sale.

For the nine months ended March 31, 2017, we recognized $1.6 million in income from sale of assets as a result of the sale of our North Stockyard property. As at the sale date, the value of the property was $13.7 million and $0.3 million in asset retirement obligation. The sale value of the property was $14.95 million and we recognized $1.6 million in income from sale of assets after taking into account costs associated with the sale.

Exploration expense

Exploration expenditures for the quarter ended March 31, 2017 and March 31, 2016 were less than $22,000 for either quarter.

Exploration expenditures decreased from $4.2 million for the nine months ended March 31, 2016, to $0.04 million for the nine months ended March 31, 2017. Exploration costs in the current period relate to general exploration expense. Exploration costs in the prior period related to previously capitalized exploration expenditure written off in relation to our Hawk Springs project in Wyoming and wells drilled in this project area. With the continued weak oil price, exploration expenditure has been significantly reduced. Leases have been let go as they expire or delay rental payments not made causing the leases to expire.

Impairment expense

During the three months ended March 31, 2016 we recognized $0.05 million in impairment expense compared to nil million during the quarter ended March 31, 2017. The impairment expense recognized in the prior quarter relates primarily to our Rainbow field and was driven by the sustained decrease in the oil price witnessed during the first quarter of 2016 calendar year.

During the nine months ended March 31, 2016 we recognized $9.8 million in impairment expense compared with $0.2 million in impairment expense for the nine months ended March 31, 2017. The impairment recognized in the current period relates to a write down in the value of oil inventory held on the balance sheet related to our accounting policy of the holding inventory at the lower of cost or net realizable value. The impairment recognized in the prior period relates mainly to our North Stockyard property and was a result of the sustained decrease in the global oil price.

Lease operating expense

Lease operating expenses (“LOE”) increased from $0.8 million for the quarter ended March 31, 2016, to $2.0 million for the quarter ended March 31, 2017. Costs per BOE, excluding the impact of the workovers and production taxes were $16.56 a barrel. Costs have increased from $8.58 for the quarter ended March 31, 2016 due to increased salt water disposal costs in our Foreman Butte project area. The wells in the Foreman Butte project area are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which increase in the operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment. We are also reviewing our salt water disposals options in order to ensure we are minimizing costs.

Lease operating expenses increased from $3.5 million for the nine months ended March, 2016 to $7.6 million for the nine months ended March 31, 2017 for similar reasons to those disclosed above for the three months ended March 31, 2017. Costs per BOE have increased from $13.76 for the nine months ended March 31, 2016 to $26.89 for the nine months ended March 31, 2017. Excluding the impact of workovers, LOE and production taxes for the period ended March 31, 2017 was $21.52 per BOE.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased from $0.8 million for the quarter ended March 31, 2016 to $0.4 million for the quarter ended March 31, 2017. The decrease in depletion is a result of the increase in the reserve base over which depletion is calculated following the Foreman Butte Acquisition. The per BOE cost decreased from $13.8 for the three months ended March 31, 2016 to $6.12 for the three months ended March 31, 2017.

Depletion, depreciation and amortization expense decreased from $3.7 million for the nine months ended March 31, 2016 to $1.5 million for the nine months ended March 31, 2017. The decrease in depletion is a result of the increase in the reserve base over which depletion is calculated following the Foreman Butte Acquisition. Depletion has not been charged on the North Stockyard assets, as is customary when assets are held for sale. The per BOE cost decreased from $18.43 for the nine months ended March 31, 2016 to $6.06 for the nine months ended March 31, 2017.

General and administrative expense

General and administrative expense, excluding share based payments of $0.3 million, increased slightly from $0.9 million for the quarter ended March 31, 2016 to $1.0 million for the quarter ended March 31, 2017. We have been actively trying to reduce our general and administrative costs in recent periods. The BOE costs decreased slightly, excluding share based payments, from $15.74 for the quarter ended March 31, 2016 to $14.50 for the quarter ended March 31, 2017.

General and administrative expense, excluding share based payments of $0.6 million, increased from $2.9 million for the nine months ended March 31, 2016 to $3.2 million for the nine months ended March 31, 2017. We have been actively trying to reduce our general and administrative costs in recent periods. The slight increase in general and administrative costs has been offset on a per BOE basis by increased production. The BOE costs decreased, excluding share based payments, from $14.42 for the nine months ended March 31, 2016 to $12.95 for the nine months ended March 31, 2017.

Cash Flows

The table below shows cash flows for the following periods:

	Nine months ended
	31-Mar-17	31-Mar-16
Cash (used in)/provided by operating activities	$(1,450,474)	$623,853
Cash provided by/(used in) investing activities	11,514,540	(2,389,717)
Cash used in/(provided by) financing activities	(10,630,867)	301,975

Cash provided by operations decreased from a net inflow of $0.6 million for the nine months ended March 31, 2016, to a net outflow of ($1.5 million) for the nine months ended March 31, 2017. Cash receipts from customers increased from $8.5 million for the nine months ended March 31, 2016 to $11.1 million for the nine months ended March 31, 2017, due to an increase in production and an increase in the realized oil price. Payments to suppliers and employees also increased from $7.4 million for the nine months ended March 31, 2016 to $9.9 million for the nine months ended March 31, 2017 following increased workover activity in our Foreman Butte project area. Payments for derivative instruments and interest expense increased significantly in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. Payments for derivative instruments increased due to an increase in the oil price compared to the price of derivative instruments. Interest expense increased due to the higher value of the credit facility held during the nine months ended March 31, 2017 following the closing of the Foreman Butte project.

Cash used in investing activities decreased from $2.4 million for the nine months ended March 31, 2016 to inflow of $11.5 million for the nine months ended March 31, 2017 following the receipt of proceeds from the sale of our North Stockyard project area. The cash outflow for the prior period related to ongoing activities in our North Stockyard project in North Dakota. The cash outflow in the current period relates to continued work in Foreman Butte field.

Cash provided by financing activities decreased from a cash inflow of $0.3 million for the nine months ended March 31, 2016 to cash out of ($10.6 million) for the nine months ended March 31, 2017. Cash inflow for the prior period related to proceeds from the exercise of options. Cash out flow in the current period relates to repayments borrowings with respect to our credit facility with Mutual of Omaha Bank

All options outstanding as at March 31, 2017 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties and we anticipate this will be our primary use of capital during the remainder of fiscal 2017.

Following the closing of our Foreman Butte Acquisition, our current budget for exploration, exploitation and development capital expenditures in fiscal 2017 is $3.0 million, of which we incurred approximately $2.2 million during the first nine months of the fiscal year. These expenditures were funded through our current cash on hand, cash generated from oil sales, net proceeds from the sale of our North Stockyard project and a drawdown of $1.0 million from our Mutual of Omaha credit facility. We have additional workovers planned in our Foreman Butte Project during the course of the year.

In January 2014, we entered into a $25.0 million credit facility with our primary lender, Mutual of Omaha Bank, with an initial borrowing base of $8.0 million, which was increased to $15.5 million in June 2014. In November 2014, the borrowing base was increased to $19.0 million, which was fully drawn prior to the closing of the Foreman Butte Acquisition. In March 2016, our credit facility was amended to increase the borrowing base to $30.5 million to partially fund the Foreman Butte Acquisition. An additional $4 million in financing was also provided by the seller. This promissory note was paid off in May 2017. We were required under the amended credit agreement to repay Mutual of Omaha $10 million by June 30, 2016. This was ultimately increased to $11.5 million and extended to October 31, 2016. The pay down was achieved through the sale of our North Stockyard property for $14.95 million on October 28, 2016 and was made on October 31, 2016.

In May 2017, Mutual of Omaha agreed to repay our outstanding promissory note to the seller of the Foreman Butte Acquisition through a term note in addition to our current facility. This closed on May 5, 2017. Samson paid $0.45 million in interest from existing cash reserves, while Mutual of Omaha paid $4.0 million in principal.

As a result of this amendment to the credit facility the interest changed from being based on LIBOR to the Wall Street Journal published Prime Rate

The interest rate on the term loan is Prime plus 2.5% or approximately 6.5% and the credit facility is Prime plus 1.0% or 5%. Both facilities will mature on October 31, 2017.

As of November 10, 2016 our borrowing base was increased to $20 million by Mutual of Omaha Bank, of which $19.9 million has been drawn down. The additional borrowing base capacity has no additional restrictions on it.

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

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte Acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (this was extended to November 15, 2016 and then effective November 10, 2016, Mutual of Omaha agreed that this requirement had been met following the $1.4 million capital raise completed in April 2016 and by the application of retained funds from the North Stockyard sale);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016 (which was increased to $11.5 million and extended to October 31, 2016 in line with the closing of the North Stockyard sale) and we repaid $11.5 million on October 31, 2016; and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement. $0.1 million in repayments have been made under this covenant.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 5.75 for the quarter ended March 30, 2016 through to September 30, 2016 reducing to 4.00 by September 30, 2017
•	Senior leverage ratio of no greater than 4.25 to 1 for the quarter ended June 30, 2016 reducing to 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

As at March 31, 2017 we were in breach of our spending cap with respect to the general and administrative expenses. We have requested a waiver with respect to this covenant.

We were in compliance with all other covenants as at March 31, 2017.

Our credit facility of $20 million has been recorded as a current liability and is due for repayment October 2017. We are working with the bank to renegotiate our facility and extend its term. We believe we will meet the covenants in the future, however if we do not we will continue to ask for waivers on a quarterly basis as necessary; however there can be no guarantee they will be granted. If we do not receive a waiver from the lender, and if we fail to cure any such noncompliance during the applicable cure period, the due date of our debt could be accelerated by the lender. In addition, failure to comply with any of the covenants under our credit facility could adversely affect our ability to fund ongoing operations.

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

Our main sources of liquidity during the three months ended March 31, 2017 were cash on hand and a drawdown of $1.0 million from our Mutual of Omaha Bank credit facility.

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

Our cash position as of March 31, 2017 decreased from June 30, 2016 largely due to payments for recompletion and workover activities in our Foreman Butte project in North Dakota and Montana, coupled with significant payments for our derivative instruments and higher interest payments.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Continued focus on cost savings and efficiency across all aspects of the Company including lease operating costs and general and administrative costs;
•	Continued focus on strengthening the balance sheet through strong capital management;
•	The successful integration of the properties and assets acquired in the Foreman Butte Acquisition, and the review and workover of such assets;
•	The continued appraisal of our Cane Creek project in the Paradox basin in Utah;
•	The continued search and appraisal of new development and exploration projects that add value to our current portfolio at lower oil prices;
•	Renegotiate our credit facility and extend its term; and
•	Regaining and maintaining compliance with NYSE MKT listing standards.

Our ability to meet these objectives will depend on our ability to raise additional capital to fund the planned development programs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Control weakness – Accounts Payable processing

The Company took over operatorship of the Foreman Butte field in May and June of 2016.  This change necessitated a review of our accounts payable procedures.  During the course of this review we noted that the design of one of processes was no sufficient to adequately capture all invoices in a timely fashion.  The impact of this is stated in Note 2.  As such, we have concluded that this control was not operating effectively for the quarter ended March 31, 2017. We have since revised and redesigned our accounts payable procedures and controls and will reassess the control design and effectiveness for the period ended June 30, 2017.

As of March 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, because of the deficiency note above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

10.1	Letter dated April 3, 2017 modifying payment terms of Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017)

10.2+	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Terence Barr, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017)

10.3+	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Robyn Lamont, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017)

10.4+	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and David Ninke, dated January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017)

10.5+	Employment Agreement, by and between Samson Oil and Gas USA and Mark Ulmer, dated April 1, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith

+ Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: May 15, 2017	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)