Form 10-K
period 2017-06-30
Samson Oil & Gas LTD
filed 2017-09-28
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

+61 8 9220 9830

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

American Depositary Shares*
Ordinary Shares**	NYSE AMERICAN
Title of Each Class	Name of Exchange on Which Registered

*	American Depositary Shares evidenced by American Depository Receipts. Each American Depositary Share represents 200 Ordinary Shares.
**	No par value. Not for trading, but only in connection with the listing of American Depositary Shares.

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2016 was approximately $12.5 million based on the closing price as reported on the NYSE American exchange (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 3,283,000,444 ordinary shares outstanding as of September 26, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2017.

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

Forward–looking statements appear in a number of places in this annual report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our Foreman Butte and other properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, the cost of compliance with environmental laws, our strategy to control general and administrative costs, our intentions with respect to our credit facility negotiations, meeting our capital raising targets and the use of proceeds, our plans, our ability to and the methods by which we may raise additional capital, our prospects for continuing as a going concern and regarding our production and future operating results, such as the following:

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

In 2016, we underwent two transformative transactions. In March 2016, we closed on the acquisition of the Foreman Butte project, which included a number of producing and non-producing, operated and non-operated properties in the Ratcliffe and Madison formations in North Dakota and Montana. The purchase price was $16.0 million (before post-closing settlement adjustments) and following a review of the fair market value of the assets and liabilities on the closing date of the transaction, we recorded a bargain purchase gain of $10.7 million. This acquisition was financed through an extension in our credit facility with Mutual of Omaha Bank of $11.5 million and a $4.0 million promissory note provided to the seller of the assets. This note was repaid in May 2017 through a term note facility from Mutual of Omaha Bank.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price was $15 million and closed on October 31, 2016. $11.5 million of the proceeds from this transaction was used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds were used to rebalance our hedge book, following the sale of a portion of our production and for working capital.

In May 2017, we closed on the sale of our State GC assets in New Mexico. The sale price of $1.2 million was applied to pay down our current facility with Mutual of Omaha Bank. In June 2017, Samson and Mutual of Omaha Bank agreed to extend both the $4 million term loan and our $19.45 million reserve base facility until October 2018. The previous maturity date was October 31, 2017.

We engaged Netherland, Sewell and Associates, Inc (“Netherland Sewell”) to prepare our proved oil and gas reserve estimates and the future net revenue to be derived from our properties.  Netherland Sewell is an independent petroleum engineering consulting firm that has provided consulting services throughout the world for over 75 years. Netherland Sewell’s estimates were prepared by the use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.  When preparing our reserve estimates, Netherland Sewell did not independently verify the accuracy and completeness of information and data furnished by us with respect to property interests, production from such properties, current costs of operation and development, current prices for production agreements relating to current and future operations and sale of production, and various other information and data.

According to a reserve report prepared by Netherland Sewell we had proved oil and gas reserves valued at approximately $65.3 million (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2017, utilizes an adjusted realized pricing of $43.64 per Bbl for oil and $1.01 per Mcf for natural gas. As of June 30, 2017, 90% of our proved reserves were oil and 55% was proved developed producing, 3% were proved non producing and 42% was proved undeveloped.

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

Preparation of Reserves Estimates

Our fiscal year-end petroleum reserves report was prepared by Netherland Sewell in the current year. The reports were based upon its review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we provide to the firm. The information we provided was reviewed by knowledgeable officers, employees and consultants to the Company, including the Chief Executive Officer, in order to ensure accuracy and completeness of the data prior to its submission to Netherland Sewell.

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

The technical persons primarily responsible for preparing the estimates presented meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. Ben Johnson, a licensed professional engineer in the state of Texas, has been practicing consulting petroleum engineering at Netherland Sewell since 2007 and has 2 years of prior industry experience. John G. Hattner, a licensed professional geoscientist in the state of Texas, has been practicing consulting petroleum geoscience at Netherland Sewell since 1991 and has over 11 years of prior industry experience.

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

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2017 and 2016 was prepared by Netherland Sewell.

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2017 and 2016:

	2017			2016
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	9,982	8,593	11,415	1,285	1,183	1,483
Revisions of previous quantity estimates	(2,851)	(2,474)	(3,263)	2,597	2,662	3,041
Extensions and discoveries	-	-	-	-	-	-
Sale of reserves in place	(1,475)	(2,396)	(1,874)	-	-	-
Acquisitions	-	-	-	6,340	5,317	7,226
Production	(297)	(158)	(323)	(240)	(569)	(335)
End of year	5,359	3,565	5,955	9,982	8,593	11,415

Proved developed reserves	3,020	1,575	3,284	3,724	3,092	4,240
Proved developed non producing	134	224	171	970	1,800	1,270
Proved undeveloped reserves	2,205	1,766	2,499	5,288	3,701	5,905
Total proved reserves	5,359	3,565	5,954	9,982	8,593	11,415

Revisions of previous quantity estimates

The positive revisions recorded for the year ended June 30, 2016 relate to the increase in reserves associated with the Foreman Butte project acquisition. Subsequent to taking over operatorship of the project, we employed a number of workover rigs to return previously down wells to production. Many of these wells had no PDP value at acquisition date and therefore were not included in the acquired reserves value.

The downward revision recorded in the current year relates to our current drilling plan for our PUD locations. In the prior year, we anticipated drilling them as new 10,000 foot lateral horizontal wells. Upon further technical review, we now plan to drill the PUD wells as 5,000 foot laterals out of an existing well bore. The shortening of the lateral length lead to a decrease in the volume of reserves associated with these PUDs.

Acquisition

The acquisition of reserves in the fiscal year ended June 30, 2016 consists of proved reserves associated with the Foreman Butte acquisition. This acquisition added 2.1 MMBOE in proved developed producing reserves, 1.4 MMBOE in proved developed non producing reserves and 3.7 MMBOE in proved undeveloped reserves on the acquisition date of March 31, 2016.

Sales of Reserves in Place

The sale of reserves in place during the fiscal year ended June 30, 2017 consists of proved reserves (net of production prior to sale) in the North Stockyard field in North Dakota and the State GC field in New Mexico. All reserves were proved developed producing.

Proved Developed Producing Reserves

In March 2016, we closed on an acquisition of proved reserves, the Foreman Butte project. This project contributed 4.2 MMBOE on June 30, 2016. Following the acquisition, we commenced a workover program to return previously shut in wells to production. This program accounted for the increase in reserves from March 31, 2016 to June 30, 2016.

At June 30, 2017 our proved developed producing reserves primarily relate to producing wells in our Foreman Butte project area in North Dakota and Montana.

Proved Developed Not Producing (PDNP)

PDNP reserves are those estimated proved reserves expected to recovered from existing wells where there is a requirement to achieve a workover to re-establish production

As of June 30, 2016, the PDNP reserves were 1.3 MMBOE. Following the acquisition, we commenced a workover program to return previously shut in wells to production.

As of June 30, 2017, the PDNP reserves were 171 MBOE, this primarily relates to wells that require a workover to commence production again. This work will be performed as capital allows.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage.

As of June 30, 2016, the PUD reserves were 5.9 MMBOE. At acquisition date, the reserves included 12 PUD locations.

During the year ended June 30, 2017 through further technical review, we changed our plan with respect to the drilling the PUDs. This reduced the reserves volumes associated with the PUDs but did not change the reserve value associated with the PUDs due to a decrease in the estimated drilling costs. We currently have the permits to drill 4 PUDs and have commenced sourcing the appropriate rig and other contractors and equipment required. We are in the process of refinancing our current credit facility which, if we are successful, will allow us to commence drilling our PUDs.

While we did not convert any PUDs during the year ended June 30, 2017, we have made considerable progress on their development through the increased technical review and the determination of the most efficient and cost effective way to drill them.

Production, Prices, Costs and Balance Sheet Information

Production

During the years ended June 30, 2017 and 2016, we produced 298,517 and 240,424 barrels of oil, respectively.  During the years ended June 30, 2017 and 2016 we produced 147,765 and 569,008 Mcf of gas, respectively.

For the year ended June 30, 2017 and June 30, 2016 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms) that contains more than 15% of our total proved reserves, namely our interests in the Foreman Butte field in North Dakota, which is part of our Foreman Butte project in North Dakota and Montana.

The following tables disclose our oil and gas production volume, revenue and expenses from the Foreman Butte field for the fiscal year ended June 30, 2017 and 2016:

2017 Foreman Butte Field
Oil volume – Bbls	253,168
Revenue – $	10,697,487
Average Price per barrel – $	42.25
Gas volume – Mcf	52,281
Revenue – $	176,407
Average price per Mcf – $	3.37
Per unit production and lease operation costs per BOE – $	$31.12

This includes $4.69 per BOE of work over costs and $3.50 per BOE in production taxes. We have further reduced lease operating expense in the second half of the year following us becoming operator of the field.

2016 Foreman Butte Field
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

Prices and Costs

The average sale price (excluding the impact of derivative instruments) we achieved for oil during the years ended June 30, 2017 and June 30, 2016 was $42.15 and $34.27 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2017 and June 30, 2016 was $2.95 and $1.25 per Mcf, respectively.

The average production costs (excluding production taxes) per barrel of oil equivalent was $29.12 for the year ended June 30, 2017 and $12.95 for the year ended June 30, 2016.

Drilling Activity

	Year Ended June 30
	2017	2016
Net productive exploratory wells drilled	Nil	Nil
Net dry exploratory wells drilled	Nil	0.25
Net productive development wells drilled	Nil	Nil
Net dry development wells drilled	Nil	Nil

The exploratory wells drilled in the previous year were both drilled in our South Prairie project in North Dakota.

Present Drilling Activity

As of September 28, 2017, we were not participating in the process of drilling or completing any wells (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2016 and 2017 Capital Expenditures” and “Estimated 2018 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at September 28, 2017, our wells and acreage were as follows:

Gross productive oil wells	169
Net productive oil wells	117
Gross productive gas wells	4
Net productive gas wells	1
Wells with multiple completions	0
Gross Developed Acres	47,902
Net Developed Acres	40,164
Gross Undeveloped Acres	2,736
Net Undeveloped Acres	1,318

All of our acreage positions are located in the continental United States, with the majority located in North Dakota and Montana.  We have extensive leases with a variety of remaining lease terms varying from 3 months to four years.  95% of our net developed acres are held by production.  In some cases we have the ability to extend the lease term.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2017 and June 30, 2016 and costs in effect at the end of the periods indicated. The 12-month historical average of the first of the month prices used for natural gas for June 30, 2017 and June 30, 2016 were $3.01 and $0.37 per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2017 and June 30, 2016 were $48.95 and $37.12 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2017	2016
Future cash inflows	$237,490	$373,740
Future production costs	(91,920)	(184,691)
Future development costs	(13,367)	(50,752)
Future income taxes	-	0
Future net cashflows	132,203	138,297
10 % discount	(66,941)	(71,550)

Standardized measure of discounted future net cash flows relating to proved reserves	$65,262	$66,747

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2017 and June 30, 2016 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2017	2016
Beginning of year	$66,747	$34,253
Sales of oil and gas produced during the period, net of production costs	(3,122)	(3,575)
Net changes in prices and production costs	1,601	(15,705)
Previously estimated development costs incurred during the period	-	-
Changes in estimates of future development costs	22,929	(14,545)
Extensions and discoveries	-	-
Revisions of previous quantity estimates and other	(21,078)	18,074
Sale of reserves in place	(10,445)	-
Purchase of reserves in place	-	41,564
Change in future income taxes	-	-
Accretion of discount	6,675	3,452
Other	1,955	3,229
Balance at end of year	$65,262	$66,747

The impact of income taxes has not been included in the current year as the net operating losses and the tax basis of the assets exceed the future cash flows.

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

In September 2017, we received approval for a water flood pilot project for the Home Run Field utilizing an existing wellbore which is located on the flank of the field and which is non-productive. This well, the Mays 1-20H has been tested and readied for injected water following the approval from the North Dakota Industrial Commission. We expect to commence injection in October 2017. The water flood is being used to add pressure to the reservoir which we believe should enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issues, in essence the water is being returned to the reservoir from which it originated. Initially this water will be trucked to the injector from the existing producing wells but will ultimately be pipelined.

The Home Run Field (aka as the Foreman Butte Field) is the largest area oil field in our portfolio. It was developed on a 640 acre spacing pattern and our engineering and geologic analyses have determined that only 3.2% of the original oil in place has been recovered to date. Given that oil fields typically recover up to around 20% of their oil in place there would appear to be significant un-developed oil to be recovered from this field.

This has been confirmed through the use of a 3 dimensional numerical simulation of the reservoir volume, and the expected production curve for these wells has been developed from the resulting numerical model.

The current reservoir pressure has also been established using a field wide fluid level study, and the initial development wells will be located in areas of demonstrated higher pressure.

Assuming the completion of our debt refinance, we are planning to drill our first development well. The first lateral will test the Ratcliffe Formation of the Mississippian Madison Group. The lateral in the Ratcliffe Formation will help define the pressure depletion radius from the existing producing wellbores which will ultimately determine the number of PUDs (proven undeveloped drilling locations) we can drill in this reservoir.

Currently we have 20 Ratcliffe PUD locations identified. The second lateral will test an undeveloped reservoir in the Mission Canyon Formation of the Mississippian Madison Group. This lateral could prove up a new oil field with the potential for many additional well locations (up to 20 vertical wells or 8 drill-out laterals) although we can make no assurances of the results of this testing. A 3,500 acre 4-way structural closure has been mapped from an abundance of existing well control in the area.

These PUDS meet the definition of PUDS per the SPE PRMS guidelines and SEC definitions and have been risked accordingly.

During the year ended June 30, 2017, the Foreman Butte Project area produced 253,168 barrels of oil.

North Stockyard Project – Williston Basin, North Dakota

On June 30, 2016 we entered into a purchase and sale agreement to sell our North Stockyard property for $15 million. This transaction closed on October 31, 2016.

State GC Oil and Gas Field, New Mexico

The State GC Oil and Gas Field, located in Lea County, New Mexico, was discovered in 1980 and covers approximately 600 acres.  The field is operated by Legacy Resources.

The State GC# 1 well was drilled in 1980 and has been productive since that time.

This project was sold for $1.2 million on April 30, 2017.

Davis Bintliff #1 Well (Sabretooth Prospect), Brazoria County, Texas

12.5% Working Interest before payout, 9.375% Working Interest after payout

This well is operated by Davis Holdings. The Davis Bintliff #1 well was completed at the end of October 2008.

During the year, this well encountered operational issues and was plugged and abandoned.

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

This well was plugged in October 2016.

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

There was no production from this well during the year ended June 30, 2016. This well was plugged in October 2016.

Bluff 1-11 (25% working interest)

During the year ended June 30, 2014 we drilled the Bluff Prospect to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement on June 13, 2014.

To date, this well has failed to produce economic quantities of hydrocarbons and all costs associated with drilling it have been written off the Statement of Operations. The well is yet to be plugged as we are waiting on testing the upper canyon spring zone with a perforation and swab test. This operation is expected to cost $20,000, net to us. This operation is not currently planned.

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

Our first Rainbow well, Gladys 1-20, drilled by Continental Resources, spud on June 28, 2014 and was drilled to a total depth of 19,994 feet. The well is 1,280 acre lateral (approximately 10,000 feet) in the middle member of the Bakken formation. The well produced 4,302 net barrels of oil during the year ended June 30, 2017.

There has been no further drilling activity on this lease during the year ended June 30, 2017 and 652 acres have expired.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

100% working interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years, expiring November 30th, 2016 in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA is obligated to deliver oil and gas leases covering our project area at a cost of $75 per acre to us. The MMDA has been finalized though it has not yet been executed. We are currently in the process of seeking farm out partners to move this project forward. We paid an additional option fee in November 2016 to extend our option to November 30th, 2017.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. These contracts are generally set up on a month to month basis and can be cancelled at any time by either party giving 30 days notice. We had no material delivery commitments as of September 26, 2017.

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

Environmental and Land Use Regulation

A wide variety of environmental and land-use regulations apply to companies engaged in the production and sale of oil and natural gas. These regulations have been changed frequently in the past and, in general, these changes have imposed more stringent requirements that increase operating costs and/or require capital expenditures to remain in compliance. Failure to comply with these requirements can result in civil and/or criminal penalties and liability for non-compliance, clean-up costs and other environmental and natural resource damages. It also is possible that unanticipated developments or changes in the law could require us to make environmental expenditures significantly greater than those we currently expect.

Discharges to Waters.   The Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and comparable state statutes impose restrictions and controls on the discharge of “pollutants,” which include dredge and fill material, produced waters, various oil and natural gas wastes, including drilling fluids, drill cuttings, and other substances. Discharge of such pollutants into wetlands, onshore (streams, rivers, etc.), coastal and offshore waters without appropriate permits is prohibited. These controls generally have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Violation of the Clean Water Act and similar state regulatory programs can result in civil, criminal and administrative penalties for the unauthorized discharges of pollutants. Violations also put operators at risk of citizen lawsuits under the Clean Water Act, seeking both enforcement of the Clean Water Act’s provisions and civil penalties and litigation costs. Operators may also face substantial liability for the costs of removal or remediation associated with improper discharges of pollutants.

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

The United States Congress has on multiple occasions considered, and may in the future consider, legislation such as the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. A version of the FRAC Act was introduced in 2017, but remains in the first stages of the legislative process. If enacted as currently proposed, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level.

In addition, in March 2010, at the request of the U.S. Congress, EPA announced its intention to conduct a comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources. A progress report was released in December 2012. In May 2014, the EPA indicated that as a first step, it would convene a stakeholder process to develop an approach to obtain information on chemical substances and mixtures used in hydraulic fracturing. To gather information to inform EPA's proposal, the EPA issued an advance notice of proposed rulemaking (ANPR) and initiated a public participation process to seek comment on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. EPA issued a draft report in June 2015, concluding that, although hydraulic fracturing activities have the potential to impact drinking water resources through water withdrawals, spills, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment and discharge of wastewater, EPA did not find evidence that these mechanisms have led to widespread, systemic impacts on drinking water resources in the United States. EPA finalized the report in December 2016, after considering public comments on the draft report. The key findings remain largely unchanged from the draft report, although EPA noted in the final report that data gaps and uncertainties limited EPA’s ability to fully assess the potential impacts on drinking water resources locally and nationally.

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

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” or “green completion” methods to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations. The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Petitioners filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. While EPA reconsiders the methane rule, it will remain effective. These new regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane regulations issued in June 2016. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Trump by Executive Order 13,783, and the June 2016 methane regulations, though currently effective, are slated for review and possible revision or repeal by EPA. A brief EPA administrative stay of certain portions of the methane regulations was vacated by the D.C. Circuit Court of Appeals in July 2017, but EPA has solicited comment on a proposed two-year stay of those methane rules. Those methane regulations remain in effect until possible revision or repeal by separate EPA rulemaking in the future, which action is also likely to be challenged in the courts. While the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” to continue their operations, the current administration’s decision to withdraw from the Paris Climate accords, announced on June 1, 2017, makes that less likely in the near term.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, although certain oil and natural gas exploration and production (“E&P”) wastes currently are excluded from regulation as hazardous wastes under RCRA. On May 4, 2016, several environmental groups filed a declaratory judgment action in federal district court for the District of Columbia seeking to compel the EPA to review the exemption of E&P wastes under RCRA. The groups had previously filed a Notice of Intent to Sue (“NOI”) EPA in August 2015 for failure to act on a 2010 petition to review the E&P RCRA exemption. In late December 2016, EPA entered into a consent decree with the environmental groups and agreed to reconsider the Agency’s current treatment of E&P wastes. The District Court approved the consent decree, binding EPA to a court-imposed timeline for determining how oil and gas wastes should be regulated under RCRA. EPA has until March 2019 to make its determination. If E&P waste becomes regulated as hazardous waste, then generators, transporters, and owners/operators of disposal and treatment facilities will be subject to RCRA regulations at significant increased cost. Thus, it is possible that certain wastes generated by our oil and natural gas operations that currently are excluded from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who releases or threatens to release one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. This is known as strict liability, meaning liability without fault. CERCLA also authorizes EPA and, in some cases, third parties, to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate other wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Joint and several liability is liability that may be apportioned either among two or more parties or to only one or a few select members of a group, making each party individually responsible for the entire obligation. In some situations we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired. This includes, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

BLM Venting and Flaring Proposed Rule. On January 22, 2016 the Department of Interior’s Bureau of Land Management (BLM) released a proposed BLM Waste Prevention, Production Subject to Royalties, and Resource Conservation proposed rule. Comment on the proposed rule closed on April 22, 2016, and BLM issued its final rule on November 18, 2016. Petitions for judicial review of the rule were filed by industry groups and, as a result, BLM postponed compliance dates for certain sections of the rule pending judicial review. The rule is designed to replace the BLM's notice to lessees, NTL-4A, on venting and flaring at oil and gas facilities producing on federal and tribal lands. It deals with provisions related to venting and flaring of oil and natural gas, leak detection, storage tanks, pneumatic controllers and pumps, well maintenance and unloading, drilling and completions, and royalties. We are evaluating the economic implications of complying with this rule, but the rule could potentially lead to plugging and abandoning some of our existing oil and gas locations on federal and tribal lands.

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

As described in Note 5 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $3.5 million as of June 30, 2017. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 13%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

Employees

At September 9, 2017, we had 12 employees, including 2 part time employees. The 2 part time employees are located in Perth, Western Australia and are involved in facilitating the administration of the Company.  9 employees are located in Denver, Colorado and 1 is located in North Dakota and works specifically on our Foreman Butte project in North Dakota and Montana.

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

We have significant outstanding indebtedness under our credit facility with Mutual of Omaha Bank. As of June 30, 2017, we had drawn $23.5 million of the $24 million borrowing base under our credit facility. This facility is due for repayment in October 2018.

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

Our auditors and management have expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the financial statements, we incurred a net loss of $2.7 million and had net cash outflows from operating activities of $2.6 million for the year ended June 30, 2017. As at that date, our total current liabilities of $29.1 million exceed our total current assets of $2.4 million. Additionally, we are in violation of our debt covenants and have suffered recurring losses from operations. We believe these circumstances raise substantial doubt about the our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on the re-negotiation or replacement of our primary debt facility, the sale of some of our assets, raising additional capital or some combination thereof. If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations, in which event our shareholders could lose their entire investment.

Recent amendments to our credit agreement with our primary lender impose additional restrictions on our ability to operate our business and require us to meet additional financial and operational requirements.

As a condition to providing financing for our Foreman Butte acquisition, our primary lender required us to amend our credit agreement to include materially more restrictive terms. These new terms include: (1) more restrictive financial covenants (including the debt-to-EBITDA ratio and minimum liquidity requirements); (2) increases in the interest rate and unused facility fees; (3) a minimum hedging requirement of 75% of our forecasted production; (4) reducing annual G&A expenses from $6 million to $3 million; (5) raising an additional $5 million in equity on or before September 30, 2016 (which was extended to November 15, 2016 and was achieved through the sale of the North Stockyard assets); (6) paying down at least $10 million of the credit facility by June 30, 2016 (which date was subsequently extended to October 31, 2016 and which condition was achieved, as discussed above); and (7) a monthly cash flow sweep of 50% of our cash operating income. These amendments could make it materially more difficult to operate our business, and there can be no assurance that we will be able to remain in compliance with these covenants, particularly in the current oil price environment. As at June 30, 2017 we were in breach of earnings and liquidity covenants with respect to the facility and are expected to breach these covenants for the quarter ending September 30, 2017. There is no assurance that our primary lender will not declare a default and seek immediate repayment of the entire debt borrowed under the facility because of these breaches.

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

We recorded a significant impairment on the carrying value of our oil and gas assets during the fiscal year ended June 30, 2016 and 2015, and may record additional impairments in the future.

We recognized impairment expense of $11.0 million for the twelve months ended June 30, 2016, in addition to the impairment expense of $21.5 million we recognized for the twelve months ended June 30, 2015 of $21.5 million. The impairment expense recognized in both years is primarily in relation to our former North Stockyard project as a direct result of the significant fall in the oil price. Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets, and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations. For the fiscal year ended June 30, 2017, we recorded $0.2 million in impairments in relation to our oil inventory.

Reserve estimates are imprecise and subject to revision.

Estimates of oil and natural gas reserves are projections based on available geologic, geophysical, production and engineering data. There are uncertainties inherent in the manner of producing, and the interpretation of, this data as well as in the projection of future rates of production and the timing of development expenditures. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of factors including:

•	the quality and quantity of available data;

•	the interpretation of that data;

•	our ability to access the capital required to develop proved undeveloped locations;

•	the accuracy of various mandated economic assumptions; and

•	the judgment of the engineers preparing the estimate.

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

In January 2014, we entered into a $25 million credit facility agreement with Mutual of Omaha Bank. In November 2014 this facility was increased to $50 million.  The current borrowing base is $24 million and we were drawn to $23.5 million as at June 30, 2017. We intend to continue borrowing under our credit facility in the future as is allowable. The borrowing base is subject to periodic redetermination and is based in part on oil and natural gas prices and the value of properties owned, which could be reduced in the case of asset disposition. A negative adjustment could also occur if the estimates of future prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination, including as a result of a decline in oil prices or an expectation that existing low prices will continue. Any significant reduction in our borrowing base as a result of such redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations. Further, if the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of such redetermination, we would be required to repay indebtedness in excess of the newly established borrowing base, or we might need to further secure the debt with additional collateral. Our ability to meet any debt obligations in the future depends on our future performance.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We have in the past funded a portion of our capital expenditures with proceeds from the sale of our properties, such as the sale of a portion of the North Stockyard properties to Slawson Exploration Company in August 2013. More recent sales of properties has been used to repay debt or provide working capital. We are currently in the process of refinancing our current debt facility in order to provide the required working capital to commence our PUD drilling, and we can provide no assurances about the outcome of the refinancing efforts.

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

A significant portion of our producing properties are located in geographic areas that are vulnerable to extreme seasonal weather, as well as additional environmental regulation and production constraints.

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

We may not be able to keep pace with technological developments in our industry.

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

If any of our operations require federal permits or otherwise involve a “major federal action” that significantly impacts the environment, we may be required to prepare an environmental impact statement (“EIS”) pursuant to the National Environmental Policy Act to obtain the permits necessary to proceed with the development of certain oil and gas properties. There can be no assurance that we will obtain all necessary permits and, if obtained, that the costs associated with completing the EIS and obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause us to delay or abandon the further development of certain properties.

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

President Donald Trump’s election and inauguration in January 2017 has resulted in uncertainty with respect to the future regulatory environment affecting the oil and natural gas industry. This uncertainty may affect how the oil and gas industry is regulated, and could also increase the level of public interest in environmental protection and safety concerns and may result in new or different pressures being exerted. For example, President Trump issued Executive Order 13,783 (March 28, 2017) entitled “Promoting Energy Independence and Economic Growth.” The stated goal is to “suspend, revise, or rescind [regulations] that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest.” This Executive Order identified a number of Obama-era Clean Air Act and Clean Water Act regulations for reconsideration by the EPA. Public interest groups may increase their use of litigation as a means to continue to exert pressure on the oil and natural gas industry. As noted, there may be heightened litigation regarding any revision or rescission for these rules, resulting in uncertainty for the regulated community.

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

Our operations also are subject to wildlife-protection laws and regulations such as the Migratory Bird Treaty Act (MBTA). For example, oil companies have been charged with killing migratory birds in North Dakota, where we conduct operations. Reserve pits are used during oil and gas drilling operations. During the cleanup phase of a reserve pit, North Dakota requires companies to cover the pit with a net if it is open for more than 90 days. The maximum penalty for each conviction under the MBTA is two years in prison and a $250,000 fine.

The federal Clean Water Act and analogous state laws impose strict controls against the discharge of pollutants and fill material, including spills and leaks of crude oil and other substances. The Clean Water Act also requires approval and/or permits prior to construction, where construction will disturb wetlands or other waters of the U.S. The Clean Water Act also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control, and Countermeasure ("SPCC") requirements of the Clean Water Act require appropriate secondary containment loadout controls, piping controls, berms, and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture, or leak, which can increase operating costs

The EPA has also issued permitting guidance under the SDWA for the underground injection of liquids from hydraulically fractured (and other) wells where diesel is used. Depending upon how it is implemented, this guidance may create duplicative requirements in certain areas, further slow the permitting process in certain areas, increase the costs of operations, and result in expanded regulation of hydraulic fracturing activities by the EPA and could therefore even adversely affect companies, such as Samson, that do not use diesel fuel in hydraulic fracturing activities.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that, among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” (REC) or “green completion” methods to capture natural gas that would otherwise escape into the air. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, and valves. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations, and made these standards also applicable to oil wells that are hydraulically fractured. The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Petitioners filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. While EPA reconsiders the methane rule, it will remain effective. The State of North Dakota and EPA Region VIII have also pursued enforcement against other North Dakota operators related to failure to properly design, operate, and maintain atmospheric storage tanks in compliance with North Dakota state regulations and Tribal FIP regulations. It is possible that these existing air regulations, recent enforcement initiatives, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment. In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane standards regulations issued in June 2016. EPA also intends to conduct future rulemaking to make appropriate revisions to the Prevention of Significant Deterioration and Operating Permit rules under the Clean Air Act. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Trump by Executive Order 13,783 and the June 2016 methane regulations, though currently effective, are slated for review and possible repeal by the EPA. Moreover, the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission “allowances” to continue their operations. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

The Occupational Safety and Health Act promotes workplace safety by, among other things, providing for the development and enforcement of mandatory occupational safety and health standards. These standards apply to employers, including oil and gas operators and service companies, and are developed and enforced by the Occupational Safety and Health Administration (OSHA). On March 25, 2016, OSHA released its final rule on Occupational Exposure to Respirable Crystalline Silica, which includes specific requirements applicable to hydraulic fracturing operations in the oil and gas industry. Hydraulic fracturing operations in the oil and gas industry are regulated under OSHA’s “general industry” regulations. The final silica rule establishes a new permissible exposure limit (PEL) of 50 micrograms of respirable crystalline silica per cubic meter of air (50 µg/m3) as an 8-hour time-weighted average in all industries covered by the rule. The rule also includes other employee-protection provisions, such as requirements for exposure assessment, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recordkeeping. Implementation of this rule could increase operating costs. The final rule took effect on June 23, 2016, after which industries have one to five years to comply with most requirements.

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

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2017, the Australian dollar has, as a general trend, maintained its value against the U.S. dollar, though the exchange rate remains volatile. As the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

The prices of our ordinary shares and ADSs have been and will likely continue to be volatile.

The trading prices of our ordinary shares on the ASX and of our ADSs on the NYSE American (formerly NYSE MKT) have been, and likely will continue to be, volatile.  Other natural resource companies have experienced similar volatility for their shares, leading us to expect that the results of exploration activities, the price of oil and natural gas, future operating results, market conditions for natural resource shares in general, and other factors beyond our control, could have a significant adverse or positive impact on the market price of our ordinary shares and ADSs. We also believe that this volatility creates opportunities for arbitrage trading between the ASX and NYSE American markets.  While we recognize that arbitrage trading is an appropriate market mechanism to eliminate the differences between different trading markets resulting from the combination of volatile stock prices and inter-market inefficiencies, some of our shareholders may not be in a position to take advantage of the potential profits available to arbitrageurs in such cases.

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

NYSE American has taken actions toward delisting our ADSs, including suspending trading in our common stock.

On September 14, 2017, we received a letter from the NYSE American (the “Exchange”) stating that the Company’s American Depositary Shares (“ADS”) are no longer suitable for listing on the Exchange. The Exchange commenced delisting proceedings pursuant to Section 1003(a)(iii) and Section 1009 of the NYSE American Company Guide because the Company failed to meet the stockholders’ equity requirement of $6,000,000 at the end of the maximum permitted 18-month compliance plan period ending September 14, 2017.

The Company has a right to request a review of the Exchange’s delisting determination by the Listing Qualifications Panel. On September 20, 2017, we submitted a request for a review of such delisting determination. As of September 28, 2017, a hearing date has not been scheduled. If the Listing Qualifications Panel concurs with the determination of the NYSE American staff to delist the ADSs, our ADSs will be delisted from the Exchange.

If the NYSE American delists our ADSs, investors may face material adverse consequences.

Upon a delisting of our ADSs by the NYSE American, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations. In addition, delisting from the Exchange might negatively impact our reputation and, as a consequence, our business. Also, as long as we are not listed on a national exchange we may not use Form S-3 registration statements for most offerings, which may impair our ability to raise funds, may limit the type of offerings we could undertake, and could increase the expenses of any offering.

If our ADS are required to trade on the over-the-counter market, selling the ADS could be more difficult.

If the ADSs are delisted from the Exchange, they may trade in the over-the-counter market. If our ADSs were to trade on the over-the-counter market, selling the ADSs could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and any security analysts’ coverage of us may be reduced. In addition, if the ADSs are delisted, additional regulatory burdens are imposed upon broker-dealers that may discourage them from effecting transactions in such securities, as discussed in greater detail below, further limiting the liquidity of the ADSs. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. Such delisting from the Exchange and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

We report as a U.S. domestic issuer, which means increased compliance costs notwithstanding continued eligibility for certain NYSE American rule waivers.

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

Even though Samson is now a “domestic issuer” for SEC reporting requirements, we remain a “foreign based entity” for purposes of Section 110 of the NYSE American Company Guide. This permits us to apply to the NYSE American to have certain of its listing criteria relaxed and receive exemptions from rules applicable to corporations incorporated in the United States. We currently are relying on one Section 110 exemption received in connection with our stock option plan, and is described in more detail in “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.” While we have no current plans to seek additional Section 110 relief from NYSE American, there can be no assurance that we will not do so in the future.

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2017, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2017, subject to meeting the vesting requirements, we had outstanding options to purchase an aggregate of approximately 324,000,000 of our ordinary shares granted to certain of our directors, officers and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2017, we had warrants outstanding which may be exercised by warrant holders for 87,033,246 ordinary shares. The exercise prices of the warrants and options is between 0.55 and 3.8 cents per share (Australian), and the warrants and options expire between November 2017 and November 2026. The exercise of such warrants could have similarly adverse consequences on the trading prices for our shares.

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

We are a public company limited by shares, registered and operating under the Australian Corporations Act 2001. Two of our four directors reside outside the United States. Substantially all of the assets of those persons are located outside the U.S. As a result, it may not be possible to effect service on such persons in the U.S. or to enforce, in foreign courts, judgments against such persons obtained in U.S. courts and predicated on the civil liability provisions of the federal securities laws of the U.S. There is doubt as to the enforceability in the Commonwealth of Australia, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon federal or state securities laws of the U.S., especially in the case of enforcement of judgments of U.S. courts where the defendant has not been properly served in Australia.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.  Market Information

Our American Depositary Shares (“ADS”), each representing 200 ordinary shares, have been listed on the NYSE American since January 7, 2008 under the symbol “SSN”. On March 30, 2015 the ratio of ordinary shares to ADS was changed from 20 to 1, to 200 to 1.  As of September 22, 2017, 11,503,291 ADSs were outstanding and we had approximately 1,238 beneficial owners of ADS.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE American, adjusted for change in ratio.  On September 26, 2017, the closing price of our ADSs on NYSE American was $0.335.

	NYSE American American Depositary Share (ADS) Price (in USD)
	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter (July 1 – September 30)	$0.83	$0.67	$1.02	$0.53
Second Quarter (October 1 – December 31)	$0.78	$0.52	$0.97	$0.40
Third Quarter (January 1 – March 31)	$0.74	$0.54	$1.13	$0.39
Fourth Quarter (April 1 – June 30)	$0.59	$0.42	$0.63	$0.95

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of September 26, 2017, 3,283,000,444 ordinary shares were outstanding, and we had approximately 3,872 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  On September 26, 2017, the closing price of our ordinary shares on the ASX was A$0.002.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.006	$.004	$.007	$.004
Second Quarter (October 1 – December 31)	$.007	$.004	$.007	$.003
Third Quarter (January 1 – March 31)	$.005	$.003	$.008	$.003
Fourth Quarter (April 1 – June 30)	$.004	$.003	$.006	$.004

NYSE American Corporate Governance Requirements

Our ADSs are listed on the NYSE American. Section 110 of the NYSE American company guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain of its listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. Any listed company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law.

One significant manner in which our governance practices differ from those followed by U.S. domestic companies pursuant to NYSE American standards is that in January 2009, with the approval of our Board of Directors, we asked the NYSE American for exemptive relief from Section 711 of the NYSE American rules, which normally requires shareholder approval of any issuances of equity securities to officers or directors of a listed company, or of a plan like the Samson Oil & Gas Limited Stock Option Plan (the “2009 Plan”).  Such approval is not required under Australian law or the ASX listing rules, and this difference in law was certified to NYSE American by the Company’s Australian legal counsel at that time, Minter & Ellison. Under Australian law, approval of the plan by Samson’s Board of Directors is sufficient to adopt the plan under Australian law. Australian law does require shareholder approval for options grants to directors, regardless of whether a Board-approved plan is in place. Therefore, in the event we issue options to directors under the 2009 Plan, we will be required to obtain shareholder approval of the grants.

The NYSE American granted approval for exemption from Section 711 in April 2009. However, we did not receive shareholder approval in connection with the establishment of the 2009 Plan.

On March 14, 2016, we received notification from NYSE American that we were not in compliance with certain NYSE American continued listing standards relating to stockholders equity as of December 31, 2015.

On September 14, 2017, we received notification from NYSE American that the staff at NYSE American had determined to commence proceedings to delist our ADS’s from the exchange based on our failure to meet the stockholders equity requirement of $6 million prior to September 14, 2017. On September 20, 2017 we filed our request for a hearing before an NYSE Listing Qualifications Panel to review the Staff’s decision. A date has not yet been set for this hearing.

B.  Holders

As of September 26, 2017, there were approximately 3,872 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs and there were approximately 12,238 beneficial holders of our ADS as of September 26, 2017.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2017 Annual General Meeting of Shareholders.

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

When the Profit on Sale is Income in Nature

Where a U.S. Equity Holder:

•	holds its ordinary shares or ADSs as trading stock or otherwise on revenue account;

•	carries on a business in Australia through a permanent establishment or fixed base; and

•	holds the ordinary shares or ADSs as part of that business.

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

When the Sale is Subject to Capital Gains Tax

A U.S. Equity Holder will be required to include in its assessable income in Australia any “net capital gains” that it makes on “indirect Australian real property interests” (“IARPI”).  Broadly, IARPI will exist where:

•	the U.S. Equity Holder and its associates have a 10% or more direct participation interest in us and owned the shareholding at the time of disposal or throughout a 12- month period beginning no earlier than 24 months before the sale of the shareholding, and ending no later than the date of sale of the shareholding; and

•	at the time of the sale of the shareholding more than 50% of the market value of our assets are attributable to Australian real property (broadly Australian land and interest in Australian land).

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

Any part of a dividend paid to the U.S. Equity Holder which is not franked is subject to dividend withholding tax in Australia.  The withholding tax rates under the USDTA are as follows:

•	generally 15% of the gross amount of the dividend, however;

•	this is reduced to 5% of the gross amount of the dividend if the U.S. Equity Holder who is beneficially entitled to the dividend is a company which holds at least 10% of the voting power in the company, and

•	this is reduced to nil if the U.S. Equity Holder who is beneficially entitled to the dividends is a company who has held shares (or ADSs) which hold a voting power of at least 80% for at least a 12-month period (subject to certain other conditions).

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

In the unlikely event we paid a dividend we would provide Equity Holders with notices detailing the extent to which a dividend is franked or unfranked, or represents conduit foreign income, and the deduction, if any, of withholding tax.  If a dividend paid is subject to withholding tax, or would be so but for being franked, no further Australian tax is payable on the dividend.

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2017 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

If we are classified as a PFIC for any taxable year and our ordinary shares or ADSs are treated as “marketable securities” under applicable Treasury Regulations, a U.S. Holder may avoid the excess distribution regime described above by making a valid “mark–to–market” election with respect to the ordinary shares or ADSs.  If a valid mark–to–market election is made, an electing U.S. Holder generally (i) will be required to recognize as ordinary income an amount equal to the excess, if any, of the fair market value of the ordinary shares or ADSs over the holder’s adjusted tax basis in such ordinary shares or ADSs at the close of each taxable year, or (ii) if the U.S. Holder’s adjusted tax basis in the ordinary shares or ADSs exceeds their fair market value at the close of each taxable year, will be allowed to deduct the excess as an ordinary loss to the extent of the net amount of income previously included as a result of the mark–to–market election.  A U.S. Holder’s basis in its ordinary shares or ADSs will be adjusted to reflect the amounts included or deducted with respect to the mark–to–market election, and any gain or loss on the disposition of ordinary shares or ADSs will generally be ordinary income, or, to the extent of previously included mark–to–market inclusions, ordinary loss.  Each U.S. Holder must make their own mark–to–market election.  Once made, the election cannot be revoked without the consent of the Internal Revenue Service unless the ordinary shares or ADSs cease to be marketable securities.  Under applicable. Treasury Regulations, marketable securities include stock of a PFIC that is “regularly traded” on a qualified exchange or other market.  Because our ordinary shares are traded on the Australian Stock Exchange and our ADSs are traded on the NYSE American, we expect that our ordinary shares and ADSs will be treated as “regularly traded,” and a U.S. Holder should be able to make a mark–to–market election.  However, no assurance that our ordinary shares or ADSs are or will be marketable securities can be given.

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

F. Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In April 2016, we closed on the acquisition of the Foreman Butte project, a number of producing and non-producing, operated and non-operated properties in the Ratcliffe and Madison formations in North Dakota and Montana. The purchase price was $16.0 million (before post-closing settlement adjustments) and following a review of the fair market value of the assets and liabilities on the closing date of the transaction, we recorded a bargain purchase gain of $10.7 million. This acquisition was financed through an extension in our credit facility with Mutual of Omaha Bank of $11.5 million and a $4.0 million promissory note provided to the seller of the assets.

During the current year we have continued to operate our Foreman Butte project in North Dakota and Montana. We have also continued efforts to refinance our credit facility in order to provide the working capital we need to increase our production through the drilling of our PUD locations. We have also continued efforts to rectify our shareholders equity short fall in order to maintain our NYSE American listing.

Our net oil production was 296,775 barrels of oil for the year ended June 30, 2017 compared to 240,424 barrels of oil for the year ended June 30, 2016. Our net gas production was 157,926 Mcf for the year ended June 30, 2017 compared to 569,008 Mcf for the year ended June 30, 2016.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price is $15 million and the purchaser has provided a deposit of $1 million. The transaction was initially scheduled to close on August 31, 2016 under the terms of the purchase and sale agreement, the purchaser could extend the closing date to September 30, 2016 through the payment of $50,000. The purchaser exercised this option on August 31, 2016. The terms of the agreement allow another extension to October 31, 2016 upon payment of an additional $50,000, which the purchaser has also exercised. The transaction closed on October 31, 2016.

On May 31, 2017 we closed on the sale of our State GC project in New Mexico for $1.2 million. This project consisted of two wells in Lea County, New Mexico.

Recent Developments

Operations

In April 2016 we closed on our Foreman Butte acquisition. We were awarded operatorship of wells located in Montana by the Montana Board of Oil and Gas on April 2, 2016 and we were awarded operatorship of wells located in North Dakota by the North Dakota Industrial Commission on June 3, 2016. After we were awarded operatorship we commenced a workover program to return 32 wells that were non producing to production prior to June 30, 2016.

The sale of the North Stockyard project closed October 31, 2016. The effective date of the transaction was the day after the sale closed. This project had a written down value of $13.8 million at June 30, 2016. It was disclosed as an asset held for sale on the Balance Sheet as at June 30, 2016.

Following the significant fall in the oil price and the below expectation drilling results seen in our exploration properties, we did not complete any significant exploration operations during our fiscal years ended June 30, 2016 or 2017.

During the fiscal year ended June 30, 2016 we wrote off $4.2 million in previously capitalized exploration costs with respect to our Hawk Springs and South Prairie project areas.

Capital Raising

In April 2016, we raised $1.4 million in the U.S. through the sale of ordinary shares (represented by American Depositary Shares) via a registered direct offering.

Liquidity

Our ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realise our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

To address our liquidity concerns, we have undertaken the following actions:

•	As at the reporting date we are in breach of our covenants with the Mutual of Omaha Bank (the “Bank”), resulting in borrowings payable of $23.5 million being classified as current liabilities (Note 9). We are currently negotiating with the Mutual of Omaha Bank in an effort to obtain a waiver for the breach. As at the date of this report, no waiver has been received;

•	We have recently engaged a financial advisor in connection with the proposed private placement of up to USD$40 million, or such other amount as may be agreed in writing between the parties, of debt or equity linked debt securities. This reflects our plan to re-pay borrowings to the Bank in addition to providing working capital in accordance with management’s plan to drill the proved undeveloped well locations in the Forman Butte Project. This proposed financing may also include placement of equity securities of the Company, including preferred shares; and

•	We are also currently negotiating with a number of parties with respect to the potential sale of between 25% and 50% of our working interest in its oil and gas properties. This sale would again provide us with the necessary working capital to carry out its drilling program. Any revenue generated from such activities would be used to fund the repayment of our borrowings.

While management believe that we will have the ability to refinance our credit facility and issue debt or equity securities there can be no assurances that our efforts will be successful. In addition, given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

The financial report does not include any adjustments relating to the amounts or classification of recorded assets or liabilities that might be necessary if the Company does not continue as a going concern.

Results of Operations

Net income (loss)

The result for the fiscal year ended June 30, 2017 was a net loss of $2.8 million, compared to a net loss of $12.7 million for the year ended June 30, 2016.  The net loss in 2017 includes $2.2 million in gain on sale of assets and $1.6 million in interest expense.

The net loss in 2016 was due to significant write offs in relation to previously capitalized exploration expenditure and impairment losses. The net loss for 2016 also includes $2.7 million in losses on derivative instruments. The net loss in 2016 was offset by $10.7 million recognized in bargain purchase gain with respect to our Foreman Butte transaction.

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

	Fiscal Year ended June 30,
	2017	2016
Production Volume:
Oil (Bbls)	298,517	240,424
Natural gas (Mcf)	147,765	569,008
BOE	323,145	335,259

Oil Price per Bbl Produced (in dollars):
Realized price	$42.15	$34.27
Impact of settled derivative instruments	(4.50)	2.11
Derivative adjusted price	37.65	36.38

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$2.95	$1.25

	Fiscal Year ended June 30,
	2017	2016
Expense per BOE:
Lease operating expenses	$29.12	$12.95
Production and property taxes	$3.83	$3.40
Depletion, depreciation and amortization	$6.16	$14.22
General and administrative expense	$15.58	$10.99
Interest expense, net of amounts capitalised	$4.93	$3.63

Comparison of Year Ended June 30, 2017 to year ended June 30, 2016

	Year ended		Variance	% Change
Item	June 30, 2017	June 30, 2016
Continuing Operations
Oil and gas revenues	$13,056,009	$9,002,355	$4,053,654	45%
Interest income	411	2,569	(2,158)	-84%
Gain on derivative instruments	1,297,472	-	1,297,472	100%
Gain on sale of assets	2,250,070	-	2,250,070	100%
Gain on bargain purchase gain on acquisition	-	10,775,231	(10,775,231)	-100%
Other income	66,707	897,448	(830,741)	-93%
Lease operating expense	(9,958,981)	(5,427,752)	(4,531,229)	83%
Depletion, depreciation and amortization	(1,989,135)	(4,766,949)	2,777,814	-58%
Impairment of oil and gas properties	(244,480)	(11,029,442)	10,784,962	-98%
Exploration and evaluation expenditure	(78,391)	(4,216,077)	4,137,686	-98%
Accretion of Asset Retirement Obligations	(316,765)	(125,078)	(191,687)	153%
General and administrative cost	(5,034,746)	(3,685,673)	(1,349,073)	37%
Abandonment expense	(3,055)	-	(3,055)	-
Loss on derivative instruments	-	(2,657,963)	2,657,963	100%
Borrowing Costs	(219,810)	(185,138)	(34,672)	19%
Interest expense, net of capitalized costs	(1,592,802)	(1,217,440)	(375,362)	31%
Income tax (expense)/benefit	-	-	-	-
Net income (loss)	$(2,767,496)	$(12,633,909)	$9,866,413

Oil and gas revenues

Oil and gas revenues increased from the year ended June 30, 2016 to the year ended June 30, 2017, from $9.0 million to $13.0 million.  Oil production increased from 240,424 Bbls for the year ended June 30, 2016 to 296,775 Bbls for the year ended June 30, 2017. The increase in oil produced is a result of our Foreman Butte acquisition. This project contributed 253,000 barrels of oil for the year ended June 30, 2017. The average oil sale price received also increased in line with global oil prices from $34.27 per barrel for the year ended June 30, 2016 to $42.39 per barrel for the year ended June 30, 2017 (excluding the impact of derivative instruments).

Our natural gas production decreased for the year ended June 30, 2017 to 157,926 Mcf from 569,008 Mcf for the year ended June 30, 2016.  The decrease is a result of the sale of our North Stockyard project in October 2016. While the oil production was replaced by the Foreman Butte project, the gas production from the Foreman Butte field is not as significant as that from the North Stockyard field. The realized gas price increased from $1.25 per Mcf for the year ended June 30, 2016 to $2.76 per Mcf for the year ended June 30, 2017.

Gain on bargain purchase

During the year ended June 30, 2016 we recognized a gain from bargain purchase of $10.7 million, following the acquisition of our Foreman Butte project for $16.6 million in cash (following post-closing adjustments). We determined the fair market value on acquisition date of March 31, 2016 was $29.2 million, resulting in a gain on bargain purchase of $10.7 million after allowing for $1.8 million in asset retirement obligation recognized with respect to this project. The fair value of the project was calculated with reference to the risked PDP and PDNP reserve value using the forward price curve at March 31, 2016.

We did not have a similar transaction in the current year.

Impairment

Included in the loss for fiscal year ended June 30, 2017 is $0.2 million of impairment expense compared to $11.0 million for fiscal year ended June 30, 2016.

The impairment in the current year relates to a write down in the value of oil inventory held on the balance sheet related to our accounting policy of holding the inventory at the lower of cost or net realizable value.

The impairment expense in fiscal year 2016 was directly attributable to the decline in the oil price. In December 2016, we recognized impairment expense of $9.8 million: $8.9 million in relation to our North Stockyard property, $0.2 million in relation to our State GC property and $0.6 million in relation to our Rainbow property. The remaining $0.1 million was in relation to a variety of smaller properties. The impairment recognized was a direct result of the falling oil price. In June 2016, we recognized an additional impairment of $1.2 million; related to the State GC project and to the continued depression in the oil price.

Exploration and evaluation expenditures

Exploration expenditures decreased significantly for the year ended June 30, 2017, to $0.1 million from $4.2 million for the year ended June 30, 2016.

In the prior year, we wrote off $4.2 million in previously capitalized exploration costs relating to acreage acquisition costs for our Hawk Springs project and additional completion costs associated with exploration wells in this project area. Following the decline in the oil price and below expectations drilling results in these project areas, we have no further exploration plans for these projects.

Lease operating expenses

Lease operating expenses increased from $5.4 million for fiscal year 2016 to $10.0 million in fiscal year 2017, including $1.7 million in workover costs.   Costs have increased with the increase in production and an increase in the per BOE costs. The majority of our wells in our current portfolio are older wells with have lower production and increased cost due to their age and the corrosive nature of the surrounding environment. Workover costs were high during the year, following an effort to return wells to production that had not been producing under the previous operator. During the year, we also incurred greater than expected costs due to changes made in our operating and pumping techniques associated with the wells while trying to determine the most efficient production techniques across the variety of fields. We are continuing to make changes to our operations in order to minimize costs and maximize production. Lease operating expense per BOE increased from $12.95 for fiscal year 2016 to $29.12 for fiscal year 2017.

Our production taxes and handling expenses remained constant at $3.40 per BOE for fiscal year 2016 and $3.83 per BOE for fiscal year 2017.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense decreased from $4.8 million for fiscal year 2016 to $2 million in fiscal year 2017.   Depreciation and depletion per BOE for fiscal year 2017 decreased as result of lower capitalized costs (following significant impairments) and higher reserve values in the case of our newly acquired Foreman Butte project, to $6.16 for fiscal 2017 compared to $12.20 for fiscal 2016.

General and administrative expense

General and administrative expense increased from $3.7 million for the year ended June 30, 2016 to $5.0 million for the year ended June 30, 2017. Included in the cost in 2017 is $0.7 million in share based payments related to warrants granted to employees and shares issued to employees in lieu of salary. The company also incurred a number of costs in relation to special projects which were not incurred in 2016. Management intends to continue its tight cost control discipline with respect to general and administrative costs in the future.

Gain/(Loss) on derivative instruments

During the year ended June 30, 2016 we recognized a loss of $2.7 million in the change in the fair value of our derivative instruments compared to a gain of $1.3 million in the year ended June 30, 2017. Of the gain recognized in the current year, $1.3 million is a realized loss, which is offset by $2.7 million in unrealized gain.

Of the loss recognized in the prior year $3.2 million was unrealized, which was offset by a realized gain of $0.5 million.

Interest expense

Interest expense increased in the current to year to $1.6 million compared to $1.2 million for the year ended June 30, 2016. The interest rate associated with our credit facility with Mutual of Omaha increased to between 5% and 6.5% following the increase in the facility to repay the promissory note to the seller of Foreman Butte assets. $0.3 million in interest expense was also recognized for the year ended June 30, 2017 with respect to the $3.9 million promissory note provided by us to the seller of the Foreman Butte transaction, compared to $0.1 million for the year ended June 30, 2016. In May 2017, this note was paid by through an increase in our facility with Mutual of Omaha Bank.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
	2017	2016
Cash flow (used in)/provided by operating activities	$(2,610,960)	$1,931,977
Cash flow provided by/(used in) investing activities	11,706,476	(18,003,433)
Cash flow (used in)/provided by financing activities	(11,088,016)	16,733,259

Capital Resources

During the year ended June 30, 2017, our main source of liquidity was cash on hand, cash from operations, proceeds from our credit facility with Mutual of Omaha Bank and the sale of assets. We received cash proceeds of $15.2 million during the year ended June 30, 2017 with respect to the sale of our North Stockyard project and State GC field. We used $11.5 million of these proceeds to pay down our Mutual of Omaha Bank facility.

During the year ended June 30, 2016, our main source of liquidity was cash on hand, cash from operations, proceeds from our credit facility with Mutual of Omaha Bank, financing from the seller of the Foreman Butte transaction and a capital raising completed in April 2016.

During the year ended June 30, 2016, we drew down $11.8 million from our Mutual of Omaha credit facility to contribute toward funding the acquisition of our Foreman Butte project. We also delivered a $4 million promissory note to the seller of the Foreman Butte project. In April 2016, we raised $1.3 million, after costs, through the issue of ordinary shares in the form of American Depositary receipts in a registered direct offering. We offered 378,020,400 ordinary shares to U.S. investors at 72 cents (U.S.) per ADS through a registered direct offering.

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (which was extended to November 15, 2016 and was achieved through the sale of the North Stockyard asset);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016; (which was increased to $11.5 million and completed in October 31, 2016 following the closing of the sale of our North Stockyard field for $15 million) and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement.

The current borrowing base is $24.0 million and is fully drawn as at September 28, 2017.

As at June 30, 2017 we were in breach of the quarterly and annual earnings and liquidity covenants and we anticipate similar breaches for the quarter ending September 30, 2017.

We have engaged and investment banker to assist us in refinancing our current debt facility. By this means, we hope to extend the value and term of our credit facility with another lender.

In April 2016, we raised $1.4 million in equity towards the total of $5.0 million of additional equity required by the terms of the facility described above. Mutual of Omaha Bank applied the excess proceeds from the North Stockyard sale over the $11.5 million to the remaining balance under the facility.

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

2016 and 2017 Capital Expenditures

During the year ended June 30, 2017 we spent $2.5 million on oil and gas properties including recompletion activities in our Foreman Butte project area.

During the year ended June 30, 2016 we spent $16.0 million on our Foreman Butte acquisition and $1.3 million on other oil and gas properties, including recompletion activities associated with wells that were categorized as PDNP at acquisition date.

Estimated 2018 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2018 is estimated at $2.0 million.

We plan to deploy these funds to maximize production in our Foreman Butte project area. We plan to fund this activity through a refinance of our credit facility, the issuance of equity and possible asset sales, however there can be no assurance that this will be possible.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure. We will not be able to fund all of the planned expenditure from our existing working capital and there is no guarantee we will be able to raise the funds through the debt or equity markets.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Divestitures

On May 31, 2017 we closed on the sale of our State GC project in New Mexico for $1.2 million. This project consisted of two wells in Lea County, New Mexico.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price was $15 million. The transaction closed on October 31, 2016. This asset consisted of 22 producing Bakken and Three Forks wells. The effective date of the transaction was the day after the sale closes. This project had a written down value of $13.8 million at June 30, 2016. It was disclosed as an asset held for sale on the Balance Sheet as at June 30, 2016.

Trends Affecting Our Results of Operation

Lease Operating Expenses

Following the decrease in global oil prices, lease operating expenses have also shown a downward trend. There can be no guarantee this will continue nor that we will be able to access lower prices. Following the Foreman Butte acquisition, we are now the operator of the majority of our wells. These wells are older wells that may have higher operating costs than more recently drill wells. Our focus in the coming 12 months will be to continue to lower operating costs while continuing to operate safely and efficiently.

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

We recorded impairment charges of $0.2 million and $11.0 million for the years ended June 30, 2017 and 2016 respectively.

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

Share Based Payments

We measure the cost of equity settled transactions by reference to the fair value of the equity instruments at the date they are granted.  Where the fair value of the equity instrument cannot be readily determined in reference to the market price of our ordinary shares, the fair value is determined using the Black Scholes option pricing model.  The use of the Black Scholes option pricing model requires Samson to make estimates in regard to certain inputs required by the model, in particular in regard to the time to expiry of the option and the volatility of our share price.  We review inputs to this model each time a valuation is performed with reference to inputs used in the past and recent developments.

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

ASU 2015-15, Presentation of Financial Statements – Going Concern (Subtopic 205 -40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in ASU 201-15 require management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Until issuance of this pronouncement, the requirement to perform a going concern evaluation existed only in auditing standards. Management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the Company’s ability to continue as a going concern. This standard has been adopted and the Company has added the appropriate disclosures.

ASU 2016-02, Leases (Topic 842) This ASU, among other provisions, requires lessees to recognize right of use assets and leases liabilities for all leases not considered short term leases. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We not expect this to have significant impact on our accounting for leases but may require additional disclosures.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Accounting Standards Update (ASU) 2014-09 provides a new framework for addressing revenue recognition issues and upon its effective date, replaces almost all existing revenue recognition guidance. While the revenue recognition policies of all entities will be impacted by this standards, we do not expect the impact to be significant. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim period’s within that reporting period. We do expect this standard to have significant impact on our revenue recognition but may require additional disclosures.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 58 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”) as of June 30, 2017. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Control Weakness - Accounts Payable Processing

The Company took over operatorship of the Foreman Butte field in May and June of 2016. This change necessitated a review of our accounts payable procedures. During the course of this review we noted that the design of one process was not sufficient to adequately capture all invoices in a timely fashion. The impact of this was stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. We have since revised and redesigned our accounts payable procedures and controls, with particular emphasis on ensuring the accuracy and completeness of this Annual Report on Form 10-K. We have implemented these new controls however they have not been in place long enough to fully asses their control design and effectiveness.

As of June 30, 2017, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, for the reasons noted above, management has concluded that, as of June 30, 2017, our internal control over financial reporting is not effective based upon these criteria.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders’ meeting and is incorporated by reference in this report.

Item 11.	Executive Compensation

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders meeting and is incorporated by reference in this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders’ meeting and is incorporated by reference in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders’ meeting and is incorporated by reference in this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this report or in the proxy statement for our 2017 annual shareholders’ meeting and is incorporated by reference in this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 58.

Exhibits

Number	Description

3.1	Constitution of Samson Oil & Gas Limited (incorporated by reference to Exhibit 1 to the Registration Statement on Form 20FR12B filed on July 6, 2007, as amended by Form 20FR12B/A).

4.1	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.2	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2011).+

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).+

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2011).+

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2011).+

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2011).+

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011).+

10.10	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 16, 2013).

10.11	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.12	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.13	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.14	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.15	Form of Subscription Agreement dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

10.16	First Amendment to Mutual of Omaha Credit Agreement dated November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2015).

10.17	Purchase and Sale Agreement dated December 31, 2015 between Samson Oil and Gas USA, Inc. and Oasis Petroleum North America LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2016).

10.18	First Amendment to Purchase and Sale Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2016).

10.19	Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2016).

10.20	Third Amendment to Credit Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2016).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 14, 2016).

10.22	Engagement Agreement dated February 22, 2016 between Samson and Euro-Pacific (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on April 14, 2016).

10.23	Amendment to Employment Agreement dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016).+

10.24	Purchase and Sale Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2016).

10.25	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2016).

10.26	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.27	Letter dated April 3, 2017 modifying payment terms of Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017).

10.28	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Terence Barr, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.29	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Robyn Lamont, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.30	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and David Ninke, dated January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.31	Employment Agreement, by and between Samson Oil and Gas USA and Mark Ulmer, dated April 1, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.32	Sixth Amendment to Credit Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.33	Term Note for the benefit of Mutual of Omaha Bank dated May 5, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.44	Purchase and Sale Agreement dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)

10.45	Seventh Amendment to Credit Agreement dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2017)

10.46	2016 Stock Option Plan*+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of Hein & Associates LLP*.

23.2	Consent of Netherland, Sewell & Associates, Inc*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

99.1	Report of Netherland, Sewell & Associates Inc Regarding the Registrant’s Reserves as of June 30, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

**Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	September 28, 2017

/s/ Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	September 28, 2017
Robyn Lamont

/s/ Peter Hill	Director	September 28, 2017
Peter Hill

/s/ Greg Channon	Director	September 28, 2017
Greg Channon

/s/ Denis Rakich	Director	September 28, 2017
Denis Rakich

57

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Samson Oil & Gas Limited

We have audited the accompanying consolidated balance sheets of Samson Oil & Gas Limited and subsidiaries (collectively, the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and subsidiaries as of June 30, 2017 and 2016 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in violation of its debt covenants, has suffered recurring losses from operations and its current liabilities exceed its current assets. These conditions raise substantial doubt of the ability of the Company to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado
September 28, 2017

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$628,778	$2,654,812
Accounts receivable, net of allowance for doubtful accounts of $nil and $nil respectively	1,550,438	1,996,415
Oil Inventory	219,288	463,768
Prepayments	54,519	183,305
Oil and gas properties held for sale	-	13,768,865
Total current assets	2,453,023	19,067,165
PROPERTY, PLANT AND EQUIPMENT, AT COST

Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $14,474,391 and $15,049,015 at June 30, 2017 and June 30, 2016, respectively	31,497,273	31,522,323

Other property and equipment, net of accumulated depreciation and amortization of $693,945 and $573,995 at June 30, 2017 and June 30, 2016, respectively	296,077	308,474
Net property, plant and equipment	31,793,350	31,830,797
OTHER ASSETS
Unproved capitalized acreage	271,078	220,703
Fair value of derivative instruments	99,603	0
Restricted cash - collateral for bonds	450,000	450,000
Other	291,181	474,325
TOTAL ASSETS	$35,358,235	$52,042,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,287,955	$4,125,643
Accrued liabilities	821,319	1,629,975
Provision for annual leave	249,060	194,497
Amounts due for current repayment from the credit facility	23,419,749	11,500,000
Promissory Note, net of discount, including accrued interest	-	4,046,428
Fair value of derivative instruments	363,960	1,671,653
Total current liabilities	29,142,043	23,168,196

Fair value of derivative instruments	-	1,233,076
Asset retirement obligations	3,156,236	3,450,245
Credit facility	-	19,000,000
Total liabilities	32,298,279	46,851,517

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY

Common stock, 3,282,000,444 and 3,215,854,701 shares issued and outstanding at June 30, 2017 and 2016, respectively	106,390,864	105,719,184
Accumulated other comprehensive income	892,017	927,718
Accumulated deficit	(104,222,925)	(101,455,429)
Total stockholders’ equity	3,059,956	5,191,473

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,358,235	$52,042,990

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal year ended June 30,
	2017	2016
REVENUES AND OTHER INCOME:
Oil sales	$12,581,358	$8,240,529
Gas sales	436,362	714,103
Other liquids	38,289	47,723
Interest income	411	2,569
Gain on derivative instruments	1,297,472	-
Gain on bargain purchase of oil and gas properties	-	10,775,231
Gain on sale of assets	2,250,070
Other	66,707	897,448
TOTAL REVENUE AND OTHER INCOME	16,670,669	20,677,603

EXPENSES:
Lease operating expense	(9,958,981)	(5,427,752)
Depletion, depreciation and amortization	(1,989,135)	(4,766,949)
Impairment of oil and natural gas properties and oil inventory	(244,480)	(11,029,442)
Exploration and evaluation expenditure	(78,391)	(4,216,077)
Accretion of asset retirement obligations	(316,765)	(125,078)
General and administrative	(5,034,746)	(3,685,673)
Abandonment Expense	(3,055)	-
Gain/(Loss) on derivative instruments	-	(2,657,963)
Borrowing costs	(219,810)	(185,138)
Interest expense	(1,592,802)	(1,217,440)
TOTAL EXPENSES	(19,438,165)	(33,311,512)
Loss before income tax	(2,767,496)	(12,633,909)
Income tax (provision)/ benefit	-	0
Net loss	$(2,767,496)	$(12,633,909)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation loss	(35,701)	(68,538)
Total comprehensive loss for the period	$(2,803,197)	$(12,702,447)

Net loss per common share:
Basic – cents per share	(0.08)	(0.43)
Diluted – cents per share	(0.08)	(0.43)

Weighted average common shares outstanding:
Basic	3,257,194,847	2,919,426,154
Diluted	3,257,194,847	2,919,426,154

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Retained	Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Loss	Total Equity
Balance at July 1, 2015	$104,491,774	$(88,821,520)	$996,256	$16,666,510
Net loss	-	(12,633,909)	-	(12,633,909)
Foreign currency translation	-	-	(68,538)	(68,538)
Total comprehensive loss for the period	-	(12,633,909)	(68,538)	(12,702,447)
Issue of share capital	1,400,150	-	-	1,400,150
Share issue costs	(172,740)	-	-	(172,740)
Balance at June 30, 2016	$105,719,184	$(101,455,429)	$927,718	$5,191,473
Net loss	-	(2,767,496)	-	(2,767,496)
Foreign currency translation	-	-	(35,701)	(35,701)
Total comprehensive loss for the period	-	(2,767,496)	(35,701)	(2,803,197)
Stock based compensation	711,493	-	-	711,493
Issue of share capital	4,516	-	-	4,516
Share issue costs	(44,329)	-	-	(44,329)
Balance at June 30, 2017	$106,390,864	$(104,222,925)	$892,017	$3,059,956

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2017	2016
Cash flows from operating activities
Receipts from customers	$13,953,796	$10,443,411
Net cash (paid)/received from commodity derivative financial instruments	(1,342,901)	637,980
Payments to suppliers & employees	(13,042,935)	(9,015,060)
Interest received	411	2,573
Interest paid	(1,878,382)	(808,144)
Income taxes paid	-	-
Payments for abandonment costs	(300,949)	(53,783)
Proceeds from legal settlement	-	725,000
Net cash flows provided by operating activities	(2,610,960)	1,931,977
Cash flows from investing activities
Proceeds from sale of oil and gas properties	15,150,000	1,000,000
Payments for operating bonds	-	(450,000)
Payments for plant & equipment	(106,726)	(183,266)
Payments for exploration and evaluation	(138,715)	(749,731)
Payments of business combination	-	(16,089,029)
Payments for oil and gas properties	(3,198,083)	(1,531,407)
Net cash flows used in investing activities	11,706,476	(18,003,433)
Cash flows from financing activities
Proceeds from issue of share capital	3,198	1,400,150
Proceeds from short term borrowings	-	4,000,000
Proceeds from borrowings	-	11,801,000
Repayments of borrowings	(11,047,443)	-
Payments for costs associated with borrowings	(40,000)	(295,151)
Payments for costs associated with capital raising	(3,771)	(172,740)
Net cash flows provided by financing activities	(11,088,016)	16,733,259
Net change in cash and cash equivalents	(1,992,500)	661,803
Cash and cash equivalents at the beginning of the year	2,654,812	2,062,720
Effects of exchange rate changes on cash and cash equivalents	(33,534)	(69,711)
Cash and cash equivalents at end of year	$628,778	$2,654,812

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations.   Samson Oil & Gas Limited along with its consolidated subsidiaries (“Samson” or the “Company”), is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties in North Dakota and Montana.

Going concern. These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realisation of assets and settlement of liabilities in the normal course of business.

We incurred a net loss of $2.3 million and had net cash outflows from operating activities of $2.6 million for the year ended June 30, 2017. As at that date, the Consolidated Entity’s total current liabilities of $28.7 million exceed its total current assets of $2.7 million. Our ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

To address these concerns we have undertaken the following plan:

-	As at the reporting date we are in breach of our covenants with the Mutual of Omaha Bank (the “Bank”), resulting in borrowings payable of $23.5 million being classified as current liabilities (Note 9). We are currently negotiating with Mutual of Omaha Bank in an effort to obtain a waiver for the breach. As at the date of this report, no waiver has been received;

-	We have recently engaged a financial advisor in connection with the proposed private placement of up to USD$40 million, or such other amount as may be agreed in writing between the parties, of debt or equity linked debt securities. This reflects our plan to re-pay borrowings to Mutual of Omaha Bank in addition to providing working capital in accordance with management’s plan to drill the proved undeveloped well locations in the Forman Butte Project. This proposed financing may also include placement of equity securities of the Company, including preferred shares; and

-	We are also currently negotiating with a number of parties with respect to the potential sale of between 25% and 50% of our working interest in our oil and gas properties. This sale would again provide us with the necessary working capital to carry out our drilling program. portion of revenue generated from such activities would be used to fund the repayment of our borrowings.

While management believe that we will have the ability to refinance our credit facility and issue debt or equity securities there can be no assurances that our efforts will be successful. In addition, given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

The financial report does not include any adjustments relating to the amounts or classification of recorded assets or liabilities that might be necessary if the Company does not continue as a going concern.

Comparatives. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2017 or 2016.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2017	2016
Oil and natural gas sales	$894,523	$1,717,110
Cost recovery from drilling partners	572,082	275,018
Other	83,833	4,287
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2017 and 2016	$1,550,438	$1,996,415

The Company's accounts receivable result from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are primarily from the operators of our various projects, who negotiate the sale of oil and gas to third parties on our behalf.

Accruals.   The components of accrued liabilities for the years ended June 30, 2017 and 2016 are as follows:

	2017	2016
Other accruals	821,319	629,975
Deposit received for asset sale	-	1,000,000
	$821,319	$1,629,975

Other accruals includes an estimate of the costs expected to be incurred with respect to the asset retirement obligation in the next twelve months.

The deposit received from the asset sale in 2016 was transferred to income from sale of assets following the closing of the transaction in October 2016.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2017	2016
Proved properties	$43,852,023	$45,177,047
Lease and well equipment	2,119,641	1,394,291
Less accumulated depreciation, depletion and impairment	(14,474,391)	(15,049,015)
	$31,497,273	$31,522,323

Assets held for sale	-	13,768,865

Unproved acreage	$271,078	$220,703

Capitalized exploration expense	$-	$0

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

Assets held for sale

On June 30, 2016, the Company signed a Purchase and Sale Agreement for the sale of its interests in the North Stockyard field. The purchase price of the acquisition was $15 million and the acquisition closed on October 31, 2016. The effective date of the acquisition is the day after the closing date. The Company received a $1 million deposit from the purchaser on the date of signing, which was recorded in current liabilities at June 30, 2016.

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

Impairment

The Company recorded impairment charges of $0.2 million and $11.0 million for the years ended June 30, 2017 and 2016 respectively.

The charges in the fiscal year ended June 30, 2017 related to the write down of the value in our oil inventory to lower of cost or net realizable value.

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

Depreciation and amortization expense for the years ended June 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

Other property and equipment consists of the following at June 30:

	2017	2016

Furniture, fittings and equipment	$990,022	$882,469
Less accumulated depreciation	(693,945)	(573,995)
	$296,077	$308,474

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

	Year ended June 30,
	2017	2016
Dilutive	-	-
Anti–dilutive	287,956,323	321,955,194

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

In the prior period, the Company recognized a gain on bargain purchase of $10.7 million with respect to its acquisition of certain producing and non producing assets, known as the Foreman Butte project.

Impact of Recently Adopted Accounting Standards.

There have been no recently adopted accounting standards that would impact our business.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance becomes effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This standard has been adopted and the Company has added the appropriate disclosures.

In November 2014, the FASB issued ASU No. 2014-16, which updates authoritative guidance for derivatives and hedging instruments, specifically in determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.  This guidance is effective for the annual period beginning after December 15, 2015; early adoption is permitted.  The Company has adopted this standard and it did not have a material impact on its consolidated financial statements.

ASU 2016-02, Leases (Topic 842) This ASU, among other provisions, requires lessees to recognize right of use assets and leases liabilities for all leases not considered short term leases. The ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years This standard is not expected to have a significant impact on the Company as it does not currently engage in significant leasing activity.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Accounting Standards Update (ASU) 2014-09 provides a new framework for addressing revenue recognition issues and upon its effective date, replaces almost all existing revenue recognition guidance. While the revenue recognition policies of all entities will be impacted by this standard, we do not expect the impact to be significant. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We have not yet begun to assess the impact on our financial reporting of the standards disclosed above that have not yet taken effect. However, we do not expect these changes to have a significant impact on our financial statements with the exception of additional disclosures.

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

Consideration Transferred

The cost of the acquisition was settled in cash and the promissory note in the amount of $16.6 million (including post closing settlement payments). $1.2 million was settled from the Company’s cash reserves, $11.5 million came from an extension of the Company’s credit facility with Mutual of Omaha Bank and $3.9 million was provided by a promissory note provided to the seller of the assets. The fair value of the promissory note was determined to be $3.9 million on acquisition date based on an effective interest rate of 12%. The face value of the note was $4 million. The note accrued 10% interest per annum, and was due for repayment on April 1, 2017. The interest was payable in a balloon payment at maturity. The note was secured by a second lien over all the assets acquired. The note was repaid through an extension in our credit facility from Mutual of Omaha Bank.

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

Proforma Contribution to Results (unaudited)

Contribution of Business Combination to Company Results

The following represents the amount of the Company's revenue and losses for the years ended June 30, 2016 assuming the business combination occurred on July 1, 2015.

2016

Revenues	$25,579,347

Losses	(15,762,744)

These results do not necessarily reflect the results that would have been incurred if the Company did own the assets as of July 1, 2015.

3.	HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2017, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

At June 30, 2017 the Company’s open derivative contracts consisted of the following:

Collar

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Jul-17	30-Apr-18	34,073	$41.50	63.00
WTI	1-May-18	31-Dec-18	107,800	$45.00	56.00
Henry Hub	1-Aug-17	31-Oct-17	30,728	$2.40	2.91
Henry Hub	1-Nov-17	30-Apr-18	129,548	$2.80	3.60
Henry Hub	1-May-18	31-Dec-18	161,700	$2.65	2.90

Fixed price swap
Product	Start	End	Volume (BO)	Swap
WTI	1-Jul-17	31-Dec-17	71,208	$44.09
WTI	1-Jan-18	30-Apr-18	39,720	$45.55

During the year ended June 30, 2017, the Company recorded a gain of $1.3 million in the Statement of Operations in in derivative instruments. As of June 30, 2017, the derivative instruments were valued at $0.26 million of which, $0.1 million is recorded as a current liability and $0.36 million is recorded as a non-current asset.

During the year ended June 30, 2016, the Company recognized $2.7 million in the Statement of Operations in loss in derivative instruments. As of June 30, 2016, its derivative instruments were valued at $1.6 million recorded as current liability and $1.2 million recorded as a non-current liability.

 See Note 4 for additional fair value disclosures about the Company’s oil and gas derivatives.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2017 and 2016.

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$628,778	$-	$-	$-	$628,778
Derivative Instruments	-	167,307	-	(167,307)	-

Non Current Assets:
Derivative Instruments	-	370,494	-	(270,891)	99,603

Current Liabilities
Derivative Instruments	-	531,267	-	(167,307)	363,960

Non Current Liabilities:
Derivative Instruments		270,891		(270,891)	-

	Fair Value at June 30, 2016
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$2,654,812	$-	$-	$-	$2,654,812
Derivative Instruments	-	136,727	-	(136,727)	-

Non Current Assets:
Derivative Instruments	-	220,317	-	(220,317)	-

Current Liabilities
Derivative Instruments	-	1,808,380	-	(136,727)	1,671,653

Non Current Liabilities:
Derivative Instruments		1,453,393		(220,317)	1,233,076

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2017 and 2016:

	2017	2016
Asset retirement obligations at beginning of period	$3,750,245	$1,810,674
Liabilities incurred or acquired	226,123	1,868,276
Liabilities settled	(427,214)	(53,783)
Disposition of properties	(409,683)	-
Accretion expense	316,765	125,078
Asset retirement obligations at end of period	3,456,236	3,750,245

Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(300,000)	(300,000)
Long-term asset retirement obligations	$3,156,236	$3,450,245

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 13%.

The liabilities incurred in the prior year relate to the liabilities acquired in relation to the Foreman Butte acquisition.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

June 30
	2017	2016
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	-	-
State	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) computed by applying the Australian federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2017	2016
Income tax expense (benefit) at federal statutory rate	$(787,563)	$(3,790,398)
State income taxes	(34,997)	(228,568)
Alternative minimum tax	-	-
Other - change in deferred tax rate	(239,200)	(686,337)
Other	112,867	(550,957)
Valuation allowance	948,893	5,256,260

	$-	$-

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2017	2016
Deferred income tax assets:
Net operating losses	$34,581,318	$33,548,583

Asset retirement obligation	1,212,151	1,395,262
Annual leave	81,130	60,826
Abandonment limitation	554,685	446,543
Charitable contributions	882	876
AMT credit	780,443	780,443
Share based compensation	500,844	500,844
Derivative liability	98,175	1,071,109
Valuation allowance	(34,286,029)	(33,337,136)
Deferred income tax liabilities:
Commodity liability	-	-
Amortization - loan costs	-	-
Oil and gas property	(3,523,599)	(4,467,350)

Net deferred income tax assets (liabilities)	-	-

	June 30
	2017	2016
Deferred Income Tax Valuation Allowance
Balance at July 1	33,337,136	28,080,876
Additions (reductions) to deferred income tax expense	948,893	5,256,260
Balance at June 30	34,286,029	33,337,136

The Company has tax losses carried forward arising in Australia of $15,949,783 (2016: $15,621,491).  The benefit of these losses of $4,784,935 (2016: $4,686,447) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $82,231,546 (2016: $79,987,858).  The current year utilization carried back to prior years, is approximately $nil (2016: $nil). The 2000-2005 years are limited to $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005. NOLs generated after this ownership change are not limited due to any known ownership changes.  If not utilized, the tax net operating losses will expire during the period from 2020 to 2036.

In addition to the above mentioned Federal carried forward losses in the United States, the Company also has approximately $ 47,504,215 (2016: $46,216,143) of State carried forward tax losses, with expiry dates between June 2015 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

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

The Company adopted the uncertainty provision of FASB ASC Topic 740, "Income Taxes" and has analyzed filing positions in all federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in this jurisdiction. Most uncertain tax positions relate primarily to timing differences and management does not believe any such uncertain tax positions will materially impact the Company's effective tax rate in future periods. The Company anticipates that no additional uncertain tax positions will be recognized within the next twelve months. Our policy is to recognize any interest and penalties related to the unrecognized tax benefits in income tax expense. In our major tax jurisdictions, the earliest years remaining open to examination are as follows US - 6/30/1996 due to the usage of net operating losses from that period. If recognized, these uncertain tax positions would impact the Company's effective income tax rate. The company currently has no unrecognized positions.

7.	COMMON STOCK

	Consolidated Entity
	2017	2016
3,283,000,444 ordinary fully paid shares including shares to be issued (2016 –3,215,854,701 ordinary fully paid shares including shares to be issued)	$106,390,864	$105,719,184

Movements in contributed equity for the year	2017		2016
	No. of shares	$	No. of shares	$
Opening balance	3,215,854,701	105,719,184	2,837,782,022	104,491,774
Capital raising (i)	-	-	378,020,400	1,398,675
Shares issued upon exercise of options (ii)	140,143	4,516	52,279	1,475
Stock based compensation - shares issued	67,005,600	159,506	-	-
Stock based compensation - warrants issued	-	551,987
Transaction costs incurred	-	(44,329)	-	(172,740)
Shares on issue at balance date	3,283,000,444	106,390,864	3,215,854,701	105,719,184

i)	Equity raised during the fiscal year ended June 30, 2016

In April 2016, we issued 378,020,400 ordinary shares at a purchase price of $0.0036 per share to raise $1.4 million in a private placement to certain institutional investors.

(ii)	During the course of the year the Company issued 140,143 (2016: 52,279) ordinary shares upon the exercise of 140,143 (2016: 52,279) options.

The exercise price of 140,143 (2016: 52,279) of the options exercised was A$0.038 cents per share/US$0.032 cents per shares (average price based on the exchange rate on the date of exercise) (2016:A$0.038/US$0.028 cents per share) to raise US$4,516 (2016: US$1,475).

8.	CASH FLOW STATEMENT

	Year ended June 30
	2017	2016
A reconciliation of the net loss to the net cash provided by operations is as follows:

Net loss after tax	$(2,767,496)	$(12,633,909)
Depreciation	1,989,135	4,766,949
Accretion of asset retirement obligations	316,765	125,078
Share based payments	711,493	-
Exploration and evaluation expenditures	78,391	4,216,077
Impairment losses of oil and gas properties	244,480	11,029,442
Borrowing costs	219,810	185,138
Change in fair value of derivative instruments	(2,640,373)	2,644,244
Bargain purchase on acquisition	-	(10,775,231)
Profit on sale of assets	(2,250,070)	-

Non cash other income	(126,265)	-

Changes in assets and liabilities:

Decrease in receivables	743,041	1,648,678
Increase/(decrease) in employee benefits	54,563	(24,917)
Increase in payables	815,566	750,428

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$(2,610,960)	$1,931,977

9.	CREDIT FACILITY

	June 30,
	2017	2016
Credit facility at beginning of period	$30,500,000	$18,699,000
Cash advanced under facility	-	11,801,000
Assumption of promissory note	4,000,000	-
Repayments	(11,080,251)	-
Credit facility at end of period	$23,419,749	$30,500,000

Funds available for drawdown under the facility	580,251	-

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte acquisition. $11.5 million was repaid in October 2016, following the closing of the sale of the North Stockyard asset. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016 (which was extended to November 15, 2016 and completed in October 31, 2016);
•	A requirement to pay down at least $10 million of the loan by June 30, 2016 (which was increased to $11.5 million and extended to and completed in October 31, 2016 following the agreement to sell our interest in the North Stockyard field for $15 million); and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement.

The current borrowing base is $24 million and is fully drawn as at September 28, 2017. The current facility is due for repayment in October 2018.

In January 2014, we entered into a $25.0 million credit facility with Mutual of Omaha Bank. The current borrowing base is $24.0 million, of which $23.5 million was drawn at June 30, 2017. The next borrowing base redetermination is expected to be completed in October 2017 based on June 30, 2017 reserves information. In June 2017, the facility was extended to October 31, 2018 and the interest was changed to the prime rate plus between 1% and 2.5%. This equates to between 5.25% and 6.75%.

All of our assets are pledged as collateral under this facility.

As at June 30, 2017 we were in breach of earnings and liquidity covenants with respect to the facility.

As at June 30, 2016 we were in compliance with all of these quarterly covenants.

We incurred $0.4 million in borrowing costs which have been deferred and will expensed through the effective interest rate charge.

We have engaged an investment banking group to help us refinance and extend the value and term of this facility with another lender.

10.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

To convert June 30, 2017 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2017 and 2016 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.7692 and 0.768. U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

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

During the year ended June 30, 2017 320,000,000 options were issued to certain employees and directors. The options vest on November 16 and 17, 2017 and expire on November 17, 2026. The exercise price of 48,000,000 options is A$0.7 cents and the exercise price on 272,000,000 is $0.55 cents.

Based on the following assumptions, the options have fair market value on grant date of A$0.38 cents.

Share price at grant date (cents – Australian)	0.4
Exercise price (cents - Australian)	0.70
Time to expiry (years)	10
Risk free rate (%)	2.72
Share price volatility (%)	119.96

Based on the following assumptions, the options have a fair market value on grant date of A$0.37 cents

Share price at grant date (cents – Australian)	0.4
Exercise price (cents - Australian)	0.55
Time to expiry (years)	10
Risk free rate (%)	2.72
Share price volatility (%)	119.96

No options were issued during the year ended June 30, 2016 as share based payments.

As of June 30, 2017, there was US$0.4 million in unrecognized compensation cost related to stock options. This will expensed during the period from July 1, 2017 to the vesting date of the options on November 17, 2017.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2017 and 2016 (all values in AUD unless otherwise noted):

	2017			2016
	Number	Weighted Average Exercise Price – cents (AUD)	Aggregate Intrinsic Value of Options/Warrants cents (AUD) (1)	Number	Weighted Average Exercise Price – cents (AUD)

Outstanding, start of period	320,615,486	3.80		324,667,765	4.60
Granted	320,000,000	0.57		-	-
Exercised	(140,143)	3.80		(52,279)	3.80
Cancelled/expired	(229,442,097)	3.80		(4,000,000)	3.90

Outstanding, end of period	411,033,246	0.0118	0.4003	320,615,486	3.80

Exercisable, end of period	91,033,246	0.0333		320,615,486	3.80

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

The aggregate intrinsic value of options exercised in 2017 and 2016 was (AUD4,747) and (AUD1,731), respectively.

Additional information related to options and warrants outstanding at June 30, 2017 is as follows (outstanding):

	Options/Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life - years	Weighted Average Exercise Prices Cents per share
3.3 cents	87,033,246	0.83	0.033
3.9 cents	4,000,000	0.42	0.039
0.7 cents	48,000,000	9.42	0.007
0.55 cents	272,000,000	9.42	0.0055
	411,033,246

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2017 and 2016.

12.	COMMITMENTS

Lease commitments over the next five years are as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
Leases	432,985	109,927	103,416	103,616	107,079	8,947	-

(2)	Leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2017, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $109,927 in 2018, $103,416 in 2019, $103,616 in 2020, $107,079 in 2021 and $8,947 in 2022. Net rent expense incurred for office space was $153,375 and $157,094 in 2017 and 2016, respectively.

13.	CONTINGENCIES

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

14.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

Oil and Gas Reserves

The information set forth below regarding the Company’s oil and gas reserves, for the year ended June 30, 2017 and 2016 were prepared by Netherland, Sewell, & Associates Inc, an independent reserve engineering firm. The CEO reviews all reserve reports. All reserves are located within the continental United States.

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

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2017	2016
Work in progress	-	-
Development	2,458,276	31,332,473
Exploration costs	-	0
Undeveloped capitalized acreage	50,375	178,254
Total costs incurred	$2,508,651	$31,510,727

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

	Year ended June 30, 2017			Year ended June 30, 2016
	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	9,982	8,593	11,415	1,285	1,183	1,483
Revisions of previous quantity estimates	(2,851)	(2,474)	(3,263)	2,597	2,662	3,041
Extensions and discoveries	-	-	-	-	-	-
Sale of reserves in place	(1,475)	(2,396)	(1,874)	-	-	-
Acquisitions	-	-	-	6,340	5,317	7,226
Production	(297)	(158)	(323)	(240)	(569)	(335)
End of year	5,359	3,565	5,954	9,982	8,593	11,415
Proved developed producing reserves	3,020	1,575	3,284	3,724	3,092	4,240
Proved developed non producing	134	224	171	970	1,800	1,270
Proved undeveloped reserves	2,205	1,766	2,499	5,288	3,701	5,905
Total proved reserves	5,359	3,565	5,954	9,982	8,593	11,415

Revisions of previous quantity estimates

The positive revisions recorded for the year ended June 30, 2016 relate to the increase in reserves associated with the Foreman Butte project acquisition. Subsequent to taking over operatorship of the project, we employed a number of workover rigs to return previously down wells to production. Many of these wells had no PDP value at acquisition date and therefore were not included in the acquired reserves value.

The downward revision recorded in the current year relates to our current drilling plan for our PUD locations. In the prior year, we anticipated drilling them as new 10,000 foot lateral horizontal wells. Upon further technical review, we now plan to drill the PUD wells as 5,000 foot laterals out of an existing well bore. The shortening of the lateral length lead to a decrease in the volume of reserves associated with these PUDs.

Acquisition

The acquisition of reserves in the fiscal year ended June 30, 2016 consists of proved reserves associated with the Foreman Butte acquisition. This acquisition added 2.1 MMBOE in proved developed producing reserves, 1.4 MMBOE in proved developed non producing reserves and 3.7 MMBOE in proved undeveloped reserves on acquisition date of Mach 31, 2016.

Sales of Reserves in Place

The sale of reserves in place during the fiscal year ended June 30, 2017 consists of proved reserves (net of production prior to sale) in the North Stockyard field in North Dakota and the State GC field in New Mexico. All reserves were proved developed producing.

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

Proved Developed Producing Reserves

In March 2016, we closed on an acquisition of proved reserves, the Foreman Butte project. This project contributed 4.2 MMBOE on June 30, 2016. Following the acquisition, we commenced a workover program to return previously shut in wells to production. This program accounted for the increase in reserves from March 31, 2016 to June 30, 2016.

At June 30, 2017 our proved developed producing reserves primarily relate to producing wells in our Foreman Butte project area in North Dakota and Montana.

Proved Developed Not Producing (PDNP)

PDNP reserves are those estimated proved reserves expected to recovered from existing wells where there is a requirement to achieve a workover to re-establish production

As of June 30, 2016, the PDNP reserves were 1.3 MMBOE. Following the acquisition, we commenced a workover program to return previously shut in wells to production.

As of June 30, 2017, the PDNP reserves were 171 MBOE, this primarily relates to wells that require a workover to commence production again. This work will be performed as capital allows.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage.

As of June 30, 2016, the PUD reserves were 5.9 MMBOE. At acquisition date, the reserves included 12 PUD locations.

During the year ended June 30, 2017 through further technical review, we changed our plan with respect to the drilling the PUDs. This reduced the reserves volumes associated with the PUDs but did not change the reserve value associated with the PUDs due to a decrease in the estimated drilling costs. We currently have the permits to drill 4 PUDs and have commenced sourcing the appropriate rig and other contractors and equipment required. We are in the process of refinancing our current credit facility which will allow us to commence drilling our PUDs.

While we did not convert any PUDs during the year ended June 30, 2017, we have made considerable progress on their development through the increased technical review and the determination of the most efficient and cost effective way to drill them.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2017 and 2016 and costs in effect at the end of the periods indicated.  The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2017 and 2016 were $3.01 and $0.37 per Mcf, respectively.  The 12 month historical average of the first of the month prices used for oil for June 30, 2017 and 2016 were $48.95 and $37.12 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

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

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2017	2016
Future cash inflows	$237,490	$373,740
Future production costs	(91,920)	(184,691)
Future development costs	(13,367)	(50,752)
Future income taxes	-	-
Future net cashflows	132,203	138,297
10 % discount	(66,941)	(71,550)

Standardized measure of discounted future net cash flows relating to proved reserves	$65,262	$66,747

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2017 and June 30, 2016 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2017	2016
Beginning of year	$66,747	$34,253
Sales of oil and gas produced during the period, net of production costs	(3,122)	(3,575)
Net changes in prices and production costs	1,601	(15,705)
Previously estimated development costs incurred during the period	-	-
Changes in estimates of future development costs	22,929	(14,545)
Extensions and discoveries	-	-
Revisions of previous quantity estimates and other	(21,078)	18,074
Sale of reserves in place	(10,445)	-
Purchase of reserves in place	-	41,564
Change in future income taxes	-	-
Accretion of discount	6,675	3,452
Other	1,955	3,229
Balance at end of year	$65,262	$66,747

The impact of income taxes has not been included in the current year as the Company’s net operating losses, the tax basis of oil and gas assets and future expected deductions, exceed the future cashflows.

