Form 10-Q
period 2017-12-31
Samson Oil & Gas LTD
filed 2018-02-14
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

There were 3,283,000,444 ordinary shares outstanding as of February 9, 2018.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED December 31, 2017

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

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding business strategy, exploration and development drilling prospects and activities at our Foreman Butte and other properties, oil and gas pipeline availability and capacity, natural gas and oil reserves and production, our intentions and prospects with respect to our credit facility, our potential asset sale and refinancing efforts, meeting our capital raising targets and the use of proceeds, our plans, our ability to and methods by which we may raise additional capital, production and future operating results, and the objectives outlined under the section “Looking Ahead” below.

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

Part I — Financial Information

 Item 1.   Financial Statements.

        SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-17	30-Jun-17
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$834,717	$628,778
Accounts receivable	1,620,095	1,550,438
Prepayments	141,419	54,519
Oil inventory	219,288	219,288
Total current assets	2,815,519	2,453,023
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $15,327,943 and $14,474,391 at December 31, 2017 and June 30, 2017, respectively	30,658,325	31,497,273
Other property and equipment, net of accumulated depreciation and amortization of $737,776 and $693,945 at December 31, 2017 and June 30, 2017, respectively	280,275	296,077
Net property, plant and equipment	30,938,600	31,793,350
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	-	99,603
Undeveloped capitalized acreage	-	271,078
Restricted cash - bonding	450,000	450,000
Other	270,036	291,181
TOTAL ASSETS	$34,474,155	$35,358,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,100,535	$4,287,955
Accruals	191,024	821,319
Fair value of derivative instruments	1,367,650	363,960
Credit facility	23,869,749	23,419,749
Provision for annual leave	289,835	249,060
Total current liabilities	30,818,793	29,142,043
NON CURRENT LIABILITIES
Asset retirement obligations	3,472,420	3,156,236
TOTAL LIABILITIES	34,291,213	32,298,279
STOCKHOLDERS’EQUITY – nil par value
3,283,000,444 (equivalent to 16,415,002 ADR’s) and 3,283,000,444 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	106,758,667	106,390,864
Accumulated other comprehensive income	885,898	892,017
Accumulated deficit	(107,461,623)	(104,222,925)
Total stockholders’ equity	182,942	3,059,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,474,155	$35,358,235

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	31-Dec-17	31-Dec-16	31-Dec-17	31-Dec-16
REVENUES AND OTHER INCOME:
Oil sales	$2,621,994	$3,161,515	$5,206,515	$6,747,723
Gas sales	36,033	65,752	85,290	208,278
Other liquids	1,601	11,540	3,180	26,573
Interest income	54	161	113	276
Other	-	1,634,174	178,657	1,800,117
TOTAL REVENUE AND OTHER INCOME	2,659,682	4,873,142	5,473,755	8,782,967

EXPENSES:
Lease operating expense	(1,249,052)	(2,887,532)	(2,901,004)	(5,060,846)
Depletion, depreciation and amortization	(420,107)	(514,049)	(898,165)	(1,033,932)
Impairment expense	-	-	-	(244,480)
Abandonment expense	(25,820)	-	(66,676)	-
Exploration and evaluation expenditure	(279,340)	(18,490)	(282,513)	(24,545)
Accretion of asset retirement obligations	(79,715)	(76,841)	(159,886)	(156,028)
Amortization of borrowing costs	(28,949)	(66,849)	(57,899)	(133,698)
Interest expense	(331,184)	(343,256)	(578,874)	(966,649)
Loss on derivative instruments	(901,471)	(1,488,504)	(1,568,866)	(1,045,148)
General and administrative	(839,282)	(1,314,104)	(2,198,570)	(2,466,671)
TOTAL EXPENSES	(4,154,920)	(6,709,625)	(8,712,453)	(11,131,997)

Loss from operations	(1,495,238)	(1,836,483)	(3,238,698)	(2,349,030)
Income tax benefit	-	-	-	-
Net loss	(1,495,238)	(1,836,483)	(3,238,698)	(2,349,030)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(4,891)	(24,089)	(6,119)	(10,276)
Total comprehensive gain/(loss) for the period	$(1,500,129)	$(1,860,572)	$(3,244,817)	$(2,359,306)

Net loss per ordinary share from operations:
Basic – cents per share	(0.05)	(0.06)	(0.10)	(0.07)
Diluted – cents per share	(0.05)	(0.06)	(0.10)	(0.07)

Weighted average ordinary shares outstanding:
Basic	3,283,000,444	3,247,516,688	3,283,000,444	3,231,877,779
Diluted	3,283,000,444	3,247,516,688	3,283,000,444	3,231,877,779

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

	Ordinary	(Accumulated Deficit)	Accumulated Other	Total
	Shares		Other	Stockholders
			Comprehensive	Deficit
			Income/(Loss)
Balance at June 30, 2017	$106,390,864	$(104,222,925)	$892,017	$3,059,956
Net loss	-	(3,238,698)	-	(3,238,698)
Foreign currency translation loss, net of tax of nil	-	-	(6,119)	(6,119)
Total comprehensive loss for the period	-	(3,238,698)	(6,119)	(3,244,817)
Share based payments	367,803	-	-	367,803
Balance at December 31, 2017	$106,758,667	$(107,461,623)	$885,898	$182,942

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-17	31-Dec-16
Cash flows used in operating activities
Receipts from customers	$6,112,950	$6,752,951
Payments to suppliers & employees	(5,134,649)	(6,628,656)
Interest received	112	276
Payments on derivative instruments	(465,573)	(699,606)
Interest paid	(578,874)	(954,923)
Net cash flows used in operating activities	(66,034)	(1,529,958)
Cash flows (used in)/provided by investing activities
Proceeds from sale of oil and gas properties	-	14,101,512
Payments for plant & equipment	(27,689)	(87,172)
Payments for exploration and evaluation	(11,435)	(64,945)
Payments for oil and gas properties	(131,037)	(1,920,048)
Net cash flows (used in)/provided by investing activities	(170,161)	12,029,347
Cash flows (used in)/provided by financing activities
Proceeds from borrowings	450,000	-
Repayment of borrowings	-	(11,597,443)
Net cash flows (used in)/provided by financing activities	450,000	(11,597,443)
Net (decrease) in cash and cash equivalents	213,805	(1,098,054)
Cash and cash equivalents at the beginning of the fiscal period	628,778	2,654,812
Effects of exchange rate changes on cash and cash equivalents	(7,866)	(2,306)
Cash and cash equivalents at end of fiscal period	$834,717	$1,554,452

See accompanying Notes to Consolidated Financial Statements

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All adjustments which are normal and recurring by nature, in the opinion of management, necessary for fair statement of Samson Oil & Gas Limited’s (the “Company”) Consolidated Financial Statements have been included herein. Interim results are not necessarily indicative of expected annual results because of the impact of fluctuations in prices received for oil and natural gas, as well as other factors. In the course of preparing the Consolidated Financial Statements, management makes various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events, and, accordingly, actual results could differ from amounts previously established.

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

Accruals.   Accrued liabilities at June 30, 2017 and December 31, 2017 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2017 and December 31, 2017 include tubing and chemicals and other subscription costs paid in advance for the year.

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

As disclosed in the financial statements, we incurred losses of $3.2 million for the six months ended December 31, 2017 and had cash outflows from operations of ($0.1 million). As at December 31, 2017 we had net current liabilities of $28 million. Our ability to continue as a going concern is dependent on the renegotiation of our finance facilities to permit additional development of our oil and gas properties or a monetization of some or all of those properties. We are engaged in discussions with a non-bank lender with respect to refinancing our current credit facility. We have reached an agreement with Mutual of Omaha Bank which requires us to provide it, on or before March 31, 2018 with (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or our respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other third party reflecting a proposed refinance or payment of Samson’s outstanding obligations. The sale or refinance must be completed by May 31, 2018 under such circumstances that allows Mutual of Omaha Bank to be fully repaid. Should we fail to meet these deadlines, Mutual of Omaha Bank may start foreclosure proceedings or seek alternative remedies to being repaid including the sale of the outstanding loan. All covenant breaches are waived during the period the agreement is in place. We have engaged PLS, an energy advisory group to market our assets. Based on our current financial position we may be required to accept terms less favorable than would otherwise be available to us. There also can be no assurances that we will be successful in renegotiation or refinancing of our debt or our efforts explore the sale of some or all of our assets. These factors indicate there is substantial doubt about our ability to continue as a going concern.

Recent Accounting Standards

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements –Going Concern (“ASU 2014-15”). The objective of ASU 2014-15 is to provide guidance on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and annual and interim periods thereafter. This standard has been adopted by the Company and additional disclosures were made in the Form 10-K for the period ended June 30, 2017.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Six months ended
	31-Dec-17	31-Dec-16	31-Dec-17	31-Dec-16
Dilutive	-	-	-	-
Anti–dilutive	407,033,426	471,824,277	407,033,426	395,859,022

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	31-Dec-17	31-Dec-16	31-Dec-17	31-Dec-16
Net income (loss)	$(1,495,238)	$(1,836,483)	$(3,238,698)	$(2,349,030)

Basic weighted average ordinary shares outstanding	3,283,000,444	3,247,516,688	3,283,000,444	3,231,877,779
Basic earnings/(loss) per ordinary share – cents per share	(0.05)	(0.06)	(0.10)	(0.07)
Diluted earnings/(loss) per ordinary share – cents per share	(0.05)	(0.06)	(0.10)	(0.07)

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

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended December 31, 2017 and 2016:

	Six months ended
	31-Dec-17	31-Dec-16
Asset retirement obligations at beginning of period	$3,456,236	$3,750,245
Liabilities incurred or acquired	-	-
Liabilities settled	(12,500)	(134,688)
Disposition of properties	(131,202)	(378,119)
Accretion expense	159,886	156,028
Asset retirement obligations at end of period	3,472,420	3,393,466
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$3,472,420	$3,393,466

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2017 and June 30, 2017.

	Carrying value at December 31, 2017	Level 1	Level 2	Level 3	Netting (1)	Fair Value at December 31, 2017
Current Assets:
Cash and cash equivalents	$834,717	$834,717	$-	$-	$-	$834,717
Derivative Instruments	-	-	78,512	-	(78,512)	-

Non Current Assets
Derivative Instruments	-	-	-	-	-	-

Current Liabilities
Derivative instruments	1,367,650	-	1,446,162	-	(78,512)	1,367,650

Non Current Liabilities
Derivative Instruments	-	-	-	-	-	-

	Carrying value at June 30, 2017	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2017
Current Assets:
Cash and cash equivalents	$628,778	$628,778	$-	$-	$-	$628,778
Derivative Instruments	-	-	167,307	-	(167,307)	-

Non Current Assets
Derivative Instruments	99,603	-	370,494	-	(270,891)	99,603

Current Liabilities
Derivative instruments	363,960	-	531,267	-	(167,307)	363,960

Non Current Liabilities
Derivative Instruments	-	-	270,891	-	(270,891)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

As of December 31, 2017, we had capitalized exploration expenditures of $nil, having written off the expense previously capitalized associated relating to the Cane Creek project in Utah. Our option to acquire leasehold lands in this project, expired unexercised.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

No shares were issued during the six months ended December 31, 2017.

During the six months ended December 31, 2016 the company issued 67,005,600 ordinary shares to employees and Directors of the Company. These shares were issued in lieu of cash salaries for employees and directors during the period from August 1, 2015 to August 31, 2016. The share price on the grant was US$0.0035 per ordinary share.

Issue of Warrants

During the year ended June 30, 2017 we issued 272,000,000 warrants at no cost to employees and Directors of the Company. The warrants have an exercise price of AUD$0.0055 and an expiry date of November 17, 2026. The options vested on November 17, 2017. The warrants have been valued at AUD$0.0038 using a binomial option pricing model. We also issued 48,000,000 warrants to Australian based employees and directors of the Company. These warrants have an exercise price of AUD$0.007 and vested on November 17, 2017 and expire on November 27, 2026. The expense related to both sets of warrant grants was recognized over the vesting period. For the six months ended December 31, 2017 share-based payment expense of $0.3 million has been recognized. No further amounts need to be recognized in future periods as the warrants have vested.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Six months ended
	31-Dec-17	31-Dec-16

Net loss	$(3,238,698)	$(2,349,030)
Depletion, depreciation and amortization	898,165	1,033,932
Accretion of asset retirement obligation	159,886	156,028
Impairment expense	-	244,480
Exploration and evaluation expenditure	282,513	24,545
Amortization borrowing costs	57,899	133,698
Abandonment expense	66,676	-
Non cash (gain)/loss on derivative instruments	1,103,293	91,185
Net gain from sale of assets	(178,657)	(1,634,174)
Share based payments	367,803	354,558

Changes in assets and liabilities:

Increase in receivables	(69,657)	(593,005)
Increase in provision for annual leave	40,775	35,078
Increase in payables	443,968	972,747
NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(66,034)	$(1,529,958)

10. Credit Facility

	Six months ended
	31-Dec-17	31-Dec-16
Credit facility at beginning of period	$23,419,749	$30,500,000
Cash advanced under facility	450,000	-
Cash committed to be advanced under facility	-	-
Repayments	-	(11,597,442)
Credit facility at end of period (1)	$23,869,749	$18,902,558

Less amount of credit facility currently due for repayment within a year, recorded separately in Current Liabilities for prior year	$(23,869,749)	-
Total non current credit facility at end of period	-	18,902,558

Funds available for drawdown under the facility	-	1,097,442

(1)	The credit facility is recognized as a current liability due the Company’s continued breach of the covenants in the facility. The loan is due October 2018.

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

In May 2017, Mutual of Omaha Bank agreed to repay our outstanding promissory note to the seller of the Foreman Butte Acquisition through a term note in addition to our current facility. This closed on May 5, 2017. Samson paid $0.45 million in interest from existing cash reserves, while Mutual of Omaha Bank paid $4.0 million in principal.

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

Following multiple covenant breaches, on February 9, 2018 we entered into an agreement (the “Agreement”) with Mutual of Omaha Bank. Under the Agreement we are required to provide Mutual of Omaha Bank, on or before March 31, 2018, with either (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations. The sale or refinance must be completed by May 31, 2018 and must provide for the full repayment of our current loan facility. Should we fail to meet these deadlines, Mutual of Omaha Bank may start foreclosure proceedings or pursue alternative repayment methods, including the sale of the outstanding loan to a third party. All new covenant breaches are waived during the period the agreement is in place.

The current borrowing base is $24.0 million and the balance of the drawn facility is $23.9 million.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million, which would require syndication of the loan) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another time, once a year, although under the Agreement, the determination of the borrowing base as of October 31, 2017 will be postponed until approximately March 31, 2018.

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte Acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016, which deadline was extended and the condition was subsequently satisfied;
•	A requirement to pay down at least $10 million of the loan by June 30, 2016, which total was increased to $11.5 million and extended to October 31, 2016, and the condition was satisfied on October 31, 2016; and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement. To date, $0.1 million in repayments have been repaid under this covenant.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 4.00 for the quarter ended September 30, 2017 and thereafter
•	Senior leverage ratio of no greater than 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

As at December 31, 2017 we were in breach of all four covenants.

If the current pricing environment for oil and gas does not improve, and if our efforts to sell certain assets under the Agreement are unsuccessful, it will be difficult for the Company to re-attain compliance with these covenants based our current debt levels. If we are not in compliance with these covenants in the credit facility, we do not receive a further waiver from the lender, then the due date of our debt could be accelerated by the lender. In addition, any failure to comply with these covenants adversely affects our ability to fund ongoing operations. We also must continue to improve our operations to address our working capital deficit.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At December 31, 2017, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the six months ended December 31, 2017 we recognized $1,568,866 in loss on derivative instruments in the Statement of Operations. $0.5 million was realized during the quarter, while the remaining $1.1 million was unrealized.

At December 31, 2017, the Company’s open derivative contracts consisted of the following:

Collars

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Oct-17	30-Apr-18	24,558	41.50	63.00
WTI	1-May-18	31-Dec-18	107,800	45.00	56.00
Henry Hub	1-Nov-17	30-Apr-18	64,774	2.80	3.60
Henry Hub	1-May-18	31-Dec-18	80,850	2.65	2.90

Costless Swaps

Product	Start	End	Volume (BO)	Swap
WTI	1-Oct-17	31-Dec-17	47,214	44.09
WTI	1-Jan-18	30-Apr-18	39,720	45.55

12. Subsequent Events

There are no subsequent events or material contingencies, other than as noted in this Quarterly Report on Form 10-Q.

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

In March 2016 we closed on an acquisition (the “Foreman Butte Acquisition”) of certain assets located in North Dakota and Montana, which we refer to as the “Foreman Butte Project,” for a purchase price of $16 million. The acquired assets were comprised of producing oil and gas wells, shut in wells and associated facilities. The wells are located in the Madison and Ratcliffe formations. The majority of these wells are operated by us, however a number of non-operated wells were also included in this package. We continue to concentrate our efforts on the operations of this field. Due to financial constraints we have not made substantial progress on the development of the PUD drilling program in the Home Run field. Our development efforts are currently constrained by our lack of access to capital to fund any development activities. We have four current drilling permits for our Home Run field and anticipate drilling our first PUD well as soon as we obtain the necessary funding through a refinance of our credit facility or through the partial sale of our North Dakota and Montana assets, through there can be no assurance this will be possible.

Fiscal quarter overview

Our net oil production was 50,846 barrels of oil for the quarter ended December 31, 2017, compared to 76,784 barrels of oil for the quarter ended December 31, 2016.  Production was higher during the period ended December 31, 2016 due to increased production from a number of wells that were worked over towards the end of June 2016 and into the first quarter of the 2017 fiscal year. Subsequent production has generally decreased in line with the expected decline curves. In light of recent weakness and volatility in the oil price and our lack of access to capital, we have discontinued workovers on marginally economical wells that continued to halt production during the period ended December 31, 2017. In addition, during the period ended December 31, 2017 production at two of our more significant wells was halted for a period of time due to surface facility issues. In particular, the R Field did not produce for 16 days during the current quarter and the Evans well was shut in for 13 days.

Our net gas production was 7,729 Mcf for the quarter ended December 31, 2017, compared to 15,186 Mcf for the quarter ended December 31, 2016. Coupled with the decrease in natural gas production following our North Stockyard sale, one of our significant gas wells, the Davis Bintliff well, has been down since October 2016 while undergoing workover operations. These workover operations were not successful and, as a result, this well was plugged and abandoned. Associated gas produced in the Foreman Butte project area is not as significant as it was in the oil and gas properties previously owned by the Company, therefore the increased gas production from the acquisition has not offset the decline from the sale.

Lease operating expenses (“LOE”) decreased from $2.9 million for the quarter ended December 31, 2016, to $1.2 million for the quarter ended December 31, 2017 due to lower production. Costs per BOE, excluding the impact of the workovers and production taxes were $18.91 a barrel. Costs have decreased from $32.50 for the quarter ended December 31, 2016 due to decreased salt water disposal costs in our Foreman Butte project area and shutting in wells that are uneconomic. The wells in the Foreman Butte project area are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment.

During the quarter ended December 31, 2017 we commenced our water flood project for the Home Run field and successfully injected 7,700 barrels of water. The waterflood project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is uneconomic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil as well as lower salt water disposal costs although we can make no assurances as to whether it will be successful.

For the three months ended December 31, 2017 and December 31, 2016, we reported a net loss of $1.5 million and a net loss of $1.8 million, respectively. The loss in the current period reflects $0.4 million in depletion and amortization, $0.9 million in loss on derivative instruments and $0.3 million in exploration written off.

Fiscal year to date overview

Our net oil production was 104,644 barrels of oil for the six months ended December 31, 2017 compared to 167,602 barrels of oil for the six months ended December 31, 2016. Production has decreased as result of the sale of our North Stockyard property, which closed on October 29, 2016. Production has also decreased due to our decision to discontinue workovers on marginally economical wells that ceased production during the six-month period ended December 31, 2017 due to our lack of access to capital.

Our net gas production was 12,190 Mcf for the six months ended December 31, 2017, compared to 59,565 Mcf for the six months ended December 31, 2016. As discussed above, coupled with the decrease in natural gas production following our North Stockyard sale, one of our significant gas wells, the Davis Bintliff well, has been down since October 2016 while undergoing workover operations. These workover operations were not successful and, as a result, this well was plugged and abandoned. Associated gas produced in the Foreman Butte project area is not as significant as it was in the oil and gas properties previously owned by the Company, therefore the increased gas production from the acquisition has not offset the decline from the sale.

LOE decreased from $5.1 million for the six months ending December 31, 2016 to $2.9 million for the six months ending December 31, 2017. Costs reduction is primarily due to tighter cost controls enforced in the field including shutting in wells that are uneconomic to produce in the current climate.

Our ability to continue as a going concern is dependent on the renegotiation of our finance facilities to permit additional development of our oil and gas properties or a monetization of some or all of those properties. We are engaged in discussions with a non-bank lender with respect to refinancing our current credit facility. We are engaged in discussions with a non-bank lender with respect to refinancing our current credit facility. We have reached an agreement with Mutual of Omaha Bank which requires us to provide it, on or before March 31, 2018, with (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or our respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other third party reflecting a proposed refinance or payment of Samson’s outstanding obligations. The sale or refinance must be completed by May 31, 2018 under such circumstances that allows Mutual of Omaha Bank to be fully repaid. Should we fail to meet these deadlines, Mutual of Omaha Bank may start foreclosure proceedings or seek alternative remedies to being repaid including the sale of the outstanding loan. All covenant breaches are waived during the period the agreement is in place. We have engaged PLS, an energy advisory group to market the assets. Based on our current financial position we may be required to accept terms less favorable than would otherwise be available to us. There also can be no assurances that we will be successful in renegotiation or refinancing of our debt or our efforts explore the sale of some or all of our assets. These factors indicate there is substantial doubt about our ability to continue as a going concern.

See “Results of Operations” below.

 In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended December 31, 2017 and Current Activities

Acquisition: Producing Properties

Foreman Butte Project, McKenzie County, North Dakota

Mississippian Madison Formation, Williston Basin

Samson 87% Operated Average Working Interest

We averaged a gross 560 BOEPD from our operated wells in the Foreman Butte Project this quarter. The production has reduced by 250 BOEPD from the previous quarter due to capital constraints leading to a decrease in well workovers. Well recompletions and optimizations are scheduled to resume for the upcoming quarter, using the workover rig we acquired through an exchange of unused pumping units.

During the quarter, we commenced our water flood pilot project for the Home Run Field by successfully injecting over 7,700 barrels of water. The waterflood pilot project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is non-economic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issue. In essence the water is being returned to the reservoir from which it originated. This water will be trucked to the injector from the existing producing wells. We anticipate this water flood will allow us to resume production at certain wells that have been shut-in for the past 2 years. These shut-in wells were previously uneconomic to produce due to high water disposal costs. We cannot make assurances regarding the success of the water flood operation.

The Home Run Field (also known as the Foreman Butte Field) is the largest areal oil field in our portfolio. It was developed on a 640-acre spacing pattern and our engineering and geologic analyses have determined that only 3.2% of the original oil in place has been recovered to date. Given that oil fields can recover up to 20% of their oil in place, there would appear to be significant un-developed oil to be recovered from this field.

Accordingly, we are planning to drill our first development well this year, should we be able to access the necessary capital to allow us to fund the drilling cost. The first lateral will test the Ratcliffe Formation of the Mississippian Madison Group. Currently 26 Ratcliffe PUD (“proved undeveloped drilling”) locations have been identified. The second lateral will test an undeveloped reservoir in the Mission Canyon Formation of the Mississippian Madison Group. This lateral could prove up a new oil field with the potential for many additional well locations (up to 20 vertical wells or 8 drill-out laterals, although we can make no assurances regarding the success of this lateral). A 3,500 acre 4-way structural closure has been mapped from an abundance of existing well control in the area. In 2004, the Banks 1-18H well was planned to be drilled as a dual lateral in both the Ratcliffe and Mission Canyon reservoirs. The Mission Canyon lateral produced hundreds of barrels of oil while the lateral was being drilled. However, the well was completed as just a single lateral in the Ratcliffe zone due to the operator being unable to remove a stuck whipstock that was set above the Mission Canyon lateral in order to drill the Ratcliffe lateral. This stuck whipstock prevented the completion of the Mission Canyon lateral.

Several new PUDs in the Foreman Butte Project were identified during the quarter. This has brought the total PUD count up to a total of 61 wells plus an additional 20 probable locations within the Foreman Butte Project. Assuming we obtain financing to drill, this history makes the Company optimistic about the prospects for the currently planned Mission Canyon lateral.

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

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

Samson 100% Working Interest

Our option to lease 8,080 net acres with Utah SITLA (Utah School and Institutional Trust Lands Administration) at a cost of $75 per acre expired on November 30, 2017, unexercised. $0.3 million in undeveloped capitalized costs was written off in the three months ended December 31, 2017.

Developed Properties: Drilling Activities

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

Kraken Operating, LLC, the operator of the Gladys 1-20H well, has been producing this well at an average rate of 45 BOPD and 54 MCFPD during the quarter.

Results of Operations

For the three months ended December 31, 2017, we reported a net loss of $1.4 million compared to a net loss of $1.8 million for the same period in 2016.

For the six months ended December 31, 2017, we reported a net loss of $3.2 million compared to a net loss of $2.4 million for the same period in 2016.

The following tables set forth selected operating data for the three and six months ended:

	Three months ended
	31-Dec-17	31-Dec-16
Production Volume
Oil (Bbls)	50,846	76,784
Natural gas (Mcf)	7,279	15,186
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	52,059	79,315

Sales Price
Realized Oil ($/Bbls)	$51.57	$41.17
Impact of settled derivative instruments	$(6.64)	$(8.93)
Derivative adjusted price	$44.92	$32.24

Realized Gas ($/Mcf)	$4.95	$4.33

Expense per BOE:
Lease operating expenses	$18.91	$32.50
Production and property taxes	$5.07	$3.90
Depletion, depreciation and amortization	$8.07	$6.48
General and administrative expense	$16.12	$16.57

	Six months ended
	31-Dec-17	31-Dec-16
Production Volume
Oil (Bbls)	104,644	167,602
Natural gas (Mcf)	12,190	59,565
BOE	106,676	177,530

Sales Price
Realized Oil ($/Bbls)	$49.75	$40.26
Impact of settled derivative instruments	$(4.45)	$(5.69)
	$45.30	$34.57

Realized Gas ($/Mcf)	$7.00	$3.50

Expense per BOE:
Lease operating expenses	$22.94	$24.81
Production and property taxes	$4.25	$3.70
Depletion, depreciation and amortization	$8.42	$5.82
General and administrative expense	$20.61	$13.89

The following table sets forth results of operations for the following periods:

	Three months ended			Three months ended
	31-Dec-17	31-Dec-16	2Q17 to 2Q16	30-Sep-17	2Q17 to 1Q17
Oil sales	$2,621,994	$3,161,515	$(539,521)	$2,584,521	$37,473
Gas sales	36,033	65,752	(29,719)	49,257	(13,224)
Other liquids	1,601	11,540	(9,939)	1,579	22
Interest income	54	161	(107)	58	(4)
Other	-	1,634,174	(1,634,174)	178,658	(178,658)

Lease operating expense	(1,249,052)	(2,887,532)	(1,638,480)	(1,651,677)	(402,625)
Depletion, depreciation and amortization	(420,107)	(514,049)	(93,942)	(478,058)	(57,951)
Abandonment	(25,820)	-	25,820	(40,856)	(15,036)
Exploration and evaluation expenditure	(279,340)	(18,490)	260,850	(3,173)	276,167
Accretion of asset retirement obligations	(79,715)	(76,841)	2,874	(80,171)	(456)
Interest expense	(331,184)	(343,256)	(12,072)	(247,690)	83,494
Loss on derivative instruments	(901,471)	(1,488,504)	(587,033)	(667,395)	234,076
Amortization of borrowing costs	(28,949)	(66,849)	(37,900)	(28,950)	(1)
General and administrative	(839,282)	(1,314,104)	(474,822)	(1,359,287)	(520,005)
Net loss	$(1,495,238)	$(1,836,483)	$(341,245)	$(1,743,184)	$(247,946)

Comparison of Quarter Ended December 31, 2017 to Quarter Ended December 31, 2016 and the six months ended December 31, 2017 to the six months ended December 31, 2016.

Oil and gas revenues

Oil revenues decreased from $3.2 million for the three months ended December 31, 2016 to $2.6 million for the three months ended December 31, 2017, as a result of the decrease in oil production. Oil production decreased from 76,784 barrels for the three months ended December 31, 2016 to 50,846 barrels for the three months ended December 31, 2017. Production was higher during the period ended December 31, 2016, due to flush production from a number of wells that were worked over towards the end of June 2016. Subsequent production has generally decreased in line with the expected decline curves. In light of recent weakness and volatility in the oil price and our lack of access to capital, we have discontinued workovers on marginally economical wells that stopped production during the period ended December 31, 2017. In addition, during the period ended December 31, 2017, production at two of our more significant wells was halted for a period of time due to surface facility issues. In particular, the R Field did not produce for 16 days during the current quarter and the Evans well was shut in for 13 days.

The realized oil price increased from $41.17 per Bbl for the three months ended December 31, 2016 to $51.57 per Bbl (excluding the impact of derivatives) for the three months ended December 31, 2017 following a recovery in the global oil price.

Gas revenues decreased from $0.1 million for the three months ended December 31, 2016 to $0.05 million for the three months ended December 31, 2017. This decrease was due to a decrease in production.

Oil revenues decreased from $6.7 million for the six months ended December 31, 2016 to $5.2 million for the six months ended December 31, 2017, as a result of the decrease in oil production. Oil production decreased from 167,602 barrels for the six months ended December 31, 2016 to 104,644 barrels for the six months ended December 31, 2017. Production was higher during the period ended December 31, 2016, due to flush production from a number of wells that were worked over towards the end of June 2016. Subsequent production has generally decreased in line with the expected decline curves. In light of recent weakness and volatility in the oil price and our lack of access to capital, we have discontinued workovers on marginally economical wells that stopped production during the period ended December 31, 2017. In addition, during the period ended December 31, 2017, two of our more significant wells were shut in with surface facility issues. In particular, the R Field did not produce for 44 days during the six months ended December 31, 2017 and the Evans well was shut in for 21 days during the same period.

Gas revenues decreased from $0.2 million for the six months ended December 31, 2016 to $0.1 million for the six months ended December 31, 2017. This decrease was due to a decrease in production.

Sale of Assets

For the six months ended December 31, 2017 we recognized $0.2 million in profit on the sale of our working interest in a number of non operated wells in Wyoming. The wells were sold for the value of the current accounts payable owed to the operator and the plugging liability.

During the six months ended December 31, 2016 we recognized $1.8 million in income from the sale of assets as result of the sale of our North Stockyard in North Dakota.

Exploration expense

Excluding deferred exploration costs written off, exploration expenditures for the quarter and six months ended December 31, 2017 and December 31, 2016 were less than $20,000 for either quarter. $0.3 million in previously capitalized undeveloped acreage costs were written off during the three months ended December 31, 2017 following the expiration of our option to lease acreage in the Cane Creek project area in Utah.

Impairment expense

We did not recognize any impairment expense during the three months and six months ended December 31, 2017 or the three months and six months ended December 31, 2016.

Lease operating expense

Lease operating expenses (“LOE”) decreased from $2.9 million for the quarter ended December 31, 2016, to $1.2 million for the quarter ended December 31, 2017 due to lower production. Costs per BOE, excluding the impact of the workovers and production taxes were $18.91 a barrel. Costs have decreased from $32.50 for the quarter ended December 31, 2016 due to decreased salt water disposal costs in our Foreman Butte project area and shutting in wells that are uneconomic. The wells in the Foreman Butte project area are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment.

During the quarter ended December 31, 2017 we commenced our water flood project for the Home Run field and successfully injected 7,700 barrels of water. The waterflood project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is uneconomic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil as well as lower salt water disposal costs although we can make no assurances as to whether it will be successful.

LOE decreased from $5.1 million for the six months ending December 31, 2016 to $2.9 million for the six months ending December 31, 2017. Costs reduction is primarily due to tighter cost controls enforced in the field including shutting in wells that are uneconomic to produce in the current climate.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased slightly from $0.5 million for the quarter ended December 31, 2016 to $0.4 million for the quarter ended December 31, 2017. The decrease is due to a decrease in production.

Depletion, depreciation and amortization expense decreased slightly from $1.0 million for the six months ended December 31, 2016 to $0.9 million for the six months ended December 31, 2017. The decrease is due to a decrease in production.

General and administrative expense

General and administrative expense decreased from $1.3 million for the quarter ended December 31, 2016 to $0.8 million for the quarter ended December 31, 2017. We have been actively trying to reduce our general and administrative costs in recent periods. Effective October 1, 2017, all staff and directors took 25% pay cuts in order to reduce salary costs. The cost of a number of consultants have also been reduced.

General and administrative expense decreased from $2.5 million for the six months ended December 31, 2016 to $2.2 million for the six months ended December 31, 2017. This is primarily due to the reduced salary costs following staff pay cuts and tighter cost control.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-17	31-Dec-16
Cash used in operating activities	$(66,034)	$(1,529,958)
Cash (used in)/provided by investing activities	(170,161)	12,029,347
Cash provided by/(used in) financing activities	450,000	(11,597,443)

Cash used in operations decreased from a net outflow of $1.5 million for the six months ended December 31, 2016, to a net outflow of $0.1 million for the six months ended December 31, 2017. Cash receipts from customers decreased from $6.8 million for the six months ended December 31, 2016 to $6.1 million for the six months ended December 31, 2017, with an increase in price offset by a decrease in production. Payments to suppliers and employees decreased from $6.6 million for the six months ended December 31, 2016 to $5.1 million for the six months ended December 31, 2017. Payments for derivative instruments decreased slightly from $0.7 million for the six months ended December 31, 2016 to $0.5 million for the six months ended December 31, 2017. Interest expense decreased from $1.0 million for the six months ended December 31, 2016 to $0.6 million for the six months ended December 31, 2017. An increase in interest rate was offset by a decrease in the carrying value of the credit facility.

Cash used in investing activities decreased from an inflow of $12.0 million for the six months ended December 31, 2016 (which included the sale of the North Stockyard project for $14.0 million in cash proceeds) to an outflow of $0.2 million for the six months ended December 31, 2017 following a cessation of significant activity in our Foreman Butte project, while we secure the additional capital needed to exploit the PUD locations in this field.

Cash provided by financing activities increased from a cash outflow of $11.6 million for the six months ended December 31, 2016 (including a repayment to Mutual of Omaha Bank) to cash inflow of $0.5 million for the six months ended December 31, 2017, following the drawdown of funds under our Mutual of Omaha Bank credit facility.

All options outstanding as at December 31, 2017 are currently out of the money.

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

In May 2017, Mutual of Omaha Bank agreed to repay our outstanding promissory note to the seller of the Foreman Butte Acquisition through a term note in addition to our current facility. This closed on May 5, 2017. Samson paid $0.45 million in interest from existing cash reserves, while Mutual of Omaha Bank paid $4.0 million in principal.

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

The current borrowing base is $24.0 million and the balance of the drawn facility is $23.9 million.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million, which would require syndication of the loan) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another time, once a year. However, under the Agreement entered into between the Company and Mutual of Omaha Bank on February 9, 2018 (as described below), the determination of the borrowing base as of October 31, 2017 has been postponed until March 31, 2018.

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte Acquisition. As a result of this amendment to the facility agreement, the following changes were made to the original facility agreement:

•	The addition of more restrictive financial covenants (including the debt to EBITDA ratio and the minimum liquidity requirement);
•	Increases in the interest rate and unused facility fee;
•	The addition of a minimum hedging requirement of 75% of forecasted production;
•	A requirement to reduce our general and administrative costs from $6 million per year to $3 million per year;
•	A requirement to raise $5 million in equity on or before September 30, 2016, which deadline was extended and the condition was subsequently satisfied;
•	A requirement to pay down at least $10 million of the loan by June 30, 2016, which total was increased to $11.5 million and extended to October 31, 2016, and the condition was satisfied on October 31, 2016; and
•	The addition of a monthly cash flow sweep whereby 50% of cash operating income will be used to repay outstanding borrowings under the Credit Agreement. To date, $0.1 million in repayments have been made under this covenant.

The credit facility includes the following covenants, tested on a quarterly basis:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 4.00 for the quarter ended September 30, 2017 and thereafter
•	Senior leverage ratio of no greater than 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

As at December 31, 2017 we are in breach of all four of these covenants.

On February 9, 2018 we entered into an agreement (the “Agreement”) with Mutual of Omaha Bank. Under the Agreement we are required to provide Mutual of Omaha Bank, on or before March 31, 2018, with either (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations.

Our credit facility has been recorded as a current liability and is due for repayment October 2018. Upon termination of the Agreement, if we still do not meet the credit facility covenants, the due date of our debt could be accelerated by the lender. In addition, in the interim, our continued failure to comply with these covenants under our credit facility would adversely affect our ability to fund ongoing operations.

The funds drawn from our credit facility were previously used to fund drilling in our North Stockyard project in North Dakota and, more recently, to partially fund the Foreman Butte acquisition.

The uncertainties surrounding our capital resources and requirements are further exacerbated by the variable results of our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities. The aggregate levels of capital expenditures for our fiscal year ending June 30, 2018, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund those expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Our main source of liquidity during the three months ended December 31, 2017 was cash on hand.

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

Our cash position as of December 31, 2017 increased slightly from June 30, 2017 largely due an increase in our accounts payable balance.

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

Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Achieving the sale of our business or assets, or a refinancing of our debt, under the terms of the Agreement;
•	Continued focus on cost savings and efficiency across all aspects of the Company, including lease operating costs and general and administrative costs;
•	Strengthening the balance sheet through diligent capital management;
•	The successful integration of the properties and assets acquired in the Foreman Butte Acquisition, and the review and workover of such assets as capital becomes available; and
•	Renegotiation of our credit facility and extend its term.

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

As of December 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 1A.   Risk Factors.

If we cannot sell our business or refinance our current obligations under our credit agreement by March 31, 2018, our primary lender may begin foreclosure proceedings.

On February 9, 2018, we entered into an agreement (the “Agreement”) with our primary lender pursuant to which we are required to provide our primary lender, on or before March 31, 2018, with either (a) an executed purchase and sale agreement evidencing the sale of the company and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of our outstanding obligations. The sale or refinance must be completed by May 31, 2018 and must provide for the full repayment of our current loan facility. Should we fail to meet these deadlines, our primary lender may start foreclosure proceedings or pursue alternative repayment methods, including the sale of the outstanding loan to a third party. All new covenant breaches are waived during the period the Agreement is in place. We can provide no assurance we will be able to enter into a purchase and sale agreement or refinance our outstanding debt on satisfactory terms or at all in advance of these deadlines. As a result of the Agreement and our financial position, we may be required to accept terms for such transactions that are less favorable than we otherwise would be able to obtain. Under the Agreement, the redetermination of our borrowing base as of October 31, 2017 has been postponed to on or about March 31, 2018, and while we continue to make payments, we are no longer permitted to borrow additional funds.

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

None

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

On February 9, 2018, Samson Oil and Gas Limited (the “Company”), the Company’s primary lender, Mutual of Omaha Bank and certain affiliates of the Company, including Samson Oil and Gas USA, Inc. (“Samson”) and Samson Oil and Gas USA Montana, Inc., entered into an Agreement pursuant to which Mutual of Omaha Bank and other lenders under the Credit Agreement dated as of January 27, 2014, as amended (the “Credit Agreement”) have agreed to forebear from exercising their rights and remedies under the Credit Agreement, including the right to accelerate the repayment date for Samson’s outstanding debt, until May 31, 2018 (the “Forbearance Termination Date”), subject to acceleration under certain conditions. The Forbearance Termination Date may be accelerated in the event of a breach of the conditions of the Agreement or the occurrence of further conditions of default under the Credit Agreement or other loan documents (other than those conditions of default specified in the Agreement), among other conditions. Samson will pay Mutual of Omaha Bank a fee of $120,000, payable upon the payoff of the Samson’s obligations, Samson’s receipt of an earnest money deposit for the sale of assets under a purchase and sale agreement, or the end of the period of forbearance. Additionally, Samson agrees to work to solicit and finalize offers for the sale of Samson and any subsidiaries or their respective businesses and assets (a “Sale”) or, as an alternative, to refinance or otherwise pay all outstanding obligations under the Credit Agreement and related documents (a “Refinancing”). Samson must deliver Mutual of Omaha Bank an executed purchase and sale agreement with respect to a Sale or a letter of intent from a credible third party reflecting a proposed Refinancing by March 31, 2018, each reflecting a closing of such transactions by May 31, 2018, and meet other conditions. Mutual of Omaha Bank agreed not to assign its rights or obligations under the Credit Agreement to any other party until March 31, 2018 or the end of the forbearance period. The parties further agreed that the determination of Samson’s borrowing base as of October 31, 2017 will be postponed until on or about March 31, 2018.

The foregoing description of the terms of the Agreement is not complete and is subject in its entirety by reference to the terms of the Agreement, a copy of which is attached as Exhibit 10.1 hereto.

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

3.1	Constitution of Samson Oil & Gas Limited dated November 30, 2017

10.1	Agreement, dated as of February 9, 2018, between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank.

10.2	Amended & Restated Employment Agreement dated as of January 1, 2018 between Samson Oil and Gas USA, Inc. and Terence M. Barr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2018)+

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith

+ Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: February 14, 2018	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2018	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)