Form 10-Q
period 2018-03-31
Samson Oil & Gas LTD
filed 2018-05-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 3,283,000,444 ordinary shares outstanding as of May 9, 2018.

Table of Contents

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED March 31, 2018

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-18	30-Jun-17
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892,373	$628,778
Accounts receivable	1,433,591	1,550,438
Prepayments	162,522	54,519
Oil inventory	219,288	219,288
Total current assets	2,707,774	2,453,023
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $15,627,744 and $14,474,391 at March 31, 2018 and June 30, 2017, respectively	30,375,817	31,497,273
Other property and equipment, net of accumulated depreciation and amortization of $758,803 and $693,945 at March 31, 2018 and June 30, 2017, respectively	258,964	296,077
Net property, plant and equipment	30,634,781	31,793,350
OTHER NON CURRENT ASSETS
Fair value of derivative instrument	-	99,603
Undeveloped capitalized acreage	-	271,078
Restricted cash - bonding	450,000	450,000
Other	136,558	291,181
TOTAL ASSETS	$33,929,113	$35,358,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,348,949	$4,287,955
Accruals	430,050	821,319
Fair value of derivative instruments	1,281,724	363,960
Credit facility	23,834,749	23,419,749
Provision for annual leave	284,377	249,060
	32,179,849	29,142,043
NON CURRENT LIABILITIES
Asset retirement obligations	3,537,226	3,156,236
TOTAL LIABILITIES	35,717,075	32,298,279
STOCKHOLDERS’EQUITY (deficit) – nil par value
3,283,000,444 (equivalent to 16,415,002 ADR’s) and 3,283,000,444 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	106,758,667	106,390,864
Accumulated other comprehensive income	880,969	892,017
Accumulated deficit	(109,427,597)	(104,222,925)
Total stockholders’ equity (deficit)	(1,787,961)	3,059,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (deficit)	$33,929,114	$35,358,235

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended

	31-Mar-18	31-Mar-17	31-Mar-18	31-Mar-17
REVENUES AND OTHER INCOME:
Oil sales	$1,856,904	$2,942,564	$7,063,419	$9,690,287
Gas sales	20,424	136,430	105,714	344,708
Other liquids	2,938	9,987	6,118	36,560
Interest income	89	75	202	352
Gain on derivative instruments	-	1,424,590	-	379,442
Other	-	-	178,657	1,800,117
TOTAL REVENUE AND OTHER INCOME	1,880,355	4,513,646	7,354,110	12,251,466

EXPENSES:
Lease operating expense	(1,505,990)	(1,986,860)	(4,406,993)	(7,563,746)
Depletion, depreciation and amortization	(321,561)	(404,893)	(1,219,726)	(1,492,214)
Impairment expense	-	-	-	(244,480)
Abandonment expense	(59,536)	-	(126,212)	-
Exploration and evaluation expenditure	(14,030)	(12,360)	(296,543)	(36,905)
Accretion of asset retirement obligations	(79,307)	(79,320)	(239,193)	(235,381)
Amortization of borrowing costs	(132,535)	(66,849)	(190,434)	(200,547)
Interest expense	(337,472)	(309,143)	(916,346)	(1,275,791)
Loss on derivative instruments	(461,395)	-	(2,030,261)	-
Acquisition costs	-	(174,923)	-	(174,923)
General and administrative	(934,504)	(1,284,076)	(3,133,074)	(3,750,748)
TOTAL EXPENSES	(3,846,330)	(4,318,424)	(12,558,782)	(14,974,735)

Income/(loss) from operations	(1,965,975)	195,222	(5,204,672)	(2,723,269)
Income tax benefit	-	-	-	-
Net Income/(loss)	(1,965,975)	195,222	(5,204,672)	(2,723,269)
OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(4,929)	(39,535)	(11,048)	(49,811)
Total comprehensive income/(loss) for the period	$(1,970,904)	$155,687	$(5,215,720)	$(2,773,080)

Net loss per ordinary share from operations:
Basic – cents per share	(0.06)	0.01	(0.16)	(0.08)
Diluted – cents per share	(0.06)	0.01	(0.16)	(0.08)

Weighted average ordinary shares outstanding:
Basic	3,283,000,444	3,282,861,876	3,283,000,444	3,248,624,375
Diluted	3,283,000,444	3,282,861,876	3,283,000,444	3,248,624,375

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

	Ordinary	(Accumulated Deficit)	Accumulated Other	Total
	Shares		Other	Stockholders
			Comprehensive	Deficit
			Income/(Loss)
Balance at June 30, 2017	$106,390,864	$(104,222,925)	$892,017	$3,059,956
Net loss	-	(5,204,672)	-	(5,204,672)
Foreign currency translation loss, net of tax of nil	-	-	(11,048)	(11,048)
Total comprehensive loss for the period	-	(5,204,672)	(11,048)	(5,215,720)
Share based payments	367,803	-	-	367,803
Balance at March 31, 2018	$106,758,667	$(109,427,597)	$880,969	$(1,787,961)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	31-Mar-18	31-Mar-17
Cash flows provided by/(used in) operating activities
Receipts from customers	$8,594,855	$11,065,372
Payments to suppliers & employees	(6,082,899)	(9,912,808)
Interest received	199	347
Payments on derivative instruments	(1,012,894)	(1,102,289)
Interest paid	(991,788)	(1,501,096)
Net cash flows provided by/(used in) operating activities	507,473	(1,450,474)
Cash flows (used in)/provided by investing activities
Proceeds from sale of oil and gas properties	-	13,932,512
Payments for plant & equipment	(27,830)	(114,296)
Payments for exploration and evaluation	(25,451)	(86,963)
Payments for oil and gas properties	(591,650)	(2,216,713)
Net cash flows (used in)/provided by investing activities	(644,931)	11,514,540
Cash flows (used in)/provided by financing activities
Proceeds from the exercise of options	-	3,811
Proceeds from borrowings	450,000	1,000,000
Repayment of borrowings	(35,157)	(11,597,443)
Share issuance costs	-	(37,235)
Net cash flows (used in)/provided by financing activities	414,843	(10,630,867)
Net increase/(decrease) in cash and cash equivalents	277,385	(566,801)
Cash and cash equivalents at the beginning of the fiscal period	628,778	2,654,812
Effects of exchange rate changes on cash and cash equivalents	(13,790)	(4,784)
Cash and cash equivalents at end of fiscal period	$892,373	$2,083,227

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

Accruals. Accrued liabilities at June 30, 2017 and March 31, 2018 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2017 and March 31, 2018 include tubing and chemicals and other subscription costs paid in advance for the year.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. These changes have had no material impact on the financial statements.

Liquidity and Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

As disclosed in the financial statements, we incurred losses of $5.2 million for the nine months ended March 31, 2018 and had cash outflows from operations of $0.5 million. As at March 31, 2018 we had net current liabilities of $32 million. Our ability to continue as a going concern is dependent on the renegotiation of our finance facilities to permit additional development of our oil and gas properties or a monetization of some or all of those properties.

On February 9, 2018, we entered into an agreement (the “Agreement”) with our principal lender, Mutual of Omaha Bank (the "Bank") that amended and supplemented our loan agreement with the Bank (the "Loan Agreement").  Under the Agreement, we were required to provide the Bank, on or before March 31, 2018, with either (a) an executed agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations to the Bank, in each case providing for the full repayment of the Bank on or before May 31, 2018.  Upon a failure to meet these deadlines, the Bank has the right to commence foreclosure proceedings or pursue alternative repayment methods, including sale of the loan.  Despite our best efforts, we were unable to meet the Agreement's March 31, 2018, deadlines.

On March 31, 2018, the Company entered into a subscription agreement with a private equity firm calling for a $5.5 million debt and equity investment in the Company in multiple installments (the "Securities Purchase").  The Company subsequently obtained a loan commitment from an institutional lender to replace the Bank, which by its terms is contingent upon the Company successfully closing the Securities Purchase.  The Company also sought a number of necessary changes to that loan commitment, which changes have not yet been made.  Finally, none of the scheduled installment purchases required by the subscription agreement for the Securities Purchases has yet to occur.

As a result, the Company has refocused its efforts on seeking an outright sale of all or substantially all of the Foreman Butte Project assets in order to repay the Bank.  The Company has been discussing such a sale with a number of interested potential purchasers. The Company has advised the Bank of these developments.  While the Bank may have the right to declare a default under the Loan Agreement and pursue the remedies described above, it has not yet done so.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended		Nine months ended
	31-Mar-18	31-Mar-17	31-Mar-18	31-Mar-17
Dilutive	-	-	-	-
Anti–dilutive	407,033,246	322,400,133	407,033,246	246,930,682

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	31-Mar-18	31-Mar-17	31-Mar-18	31-Mar-17
Net income (loss)	$(1,965,975)	$195,222	$(5,204,672)	$(2,723,269)

Basic weighted average ordinary shares outstanding	3,283,000,444	3,282,861,876	3,283,000,444	3,248,624,375
Basic earnings/(loss) per ordinary share – cents per share	(0.06)	0.01	(0.16)	(0.08)
Diluted earnings/(loss) per ordinary share – cents per share	(0.06)	0.01	(0.16)	(0.08)

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

In the current year, the liabilities settled relate to wells plugged and abandoned in our Sabretooth project in Texas and two wells in our Foreman Butte project in North Dakota. Disposition of properties relate to the sale of certain wells in Wyoming.

Liabilities settled during the prior period relate to wells in our Hawk Springs project area in Goshen County, Wyoming which were plugged and abandoned during the period ended March 31, 2017. Disposition of properties in the prior year relates to the sale of our North Stockyard project in North Dakota, which also closed during the period ended March 31, 2017.

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2018 and 2017:

	Nine months ended
	31-Mar-18	31-Mar-17
Asset retirement obligations at beginning of period	$3,456,236	$3,750,245
Liabilities incurred or acquired	-	-
Liabilities settled	(27,001)	(134,721)
Disposition of properties	(131,202)	(378,119)
Accretion expense	239,193	235,381
Asset retirement obligations at end of period	3,537,226	3,472,786
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$3,537,226	$3,472,786

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2018 and June 30, 2017.

	Carrying value at March 31, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at March 31, 2018
Current Assets:
Cash and cash equivalents	$892,373	$892,373	$-	$-	$-	$892,373
Derivative Instruments	-	-	33,016	-	(33,016)	-

Non Current Assets
Derivative Instruments	-	-	-	-	-	-

Current Liabilities
Derivative instruments	1,281,724	-	1,314,740	-	(33,016)	1,281,724

Non Current Liabilities
Derivative Instruments	-	-	-	-	-	-

	Carrying value at June 30, 2017	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2017
Current Assets:
Cash and cash equivalents	$628,778	$628,778	$-	$-	$-	$628,778
Derivative Instruments	-	-	167,307	-	(167,307)	-

Non Current Assets
Derivative Instruments	99,603	-	370,494	-	(270,891)	99,603

Current Liabilities
Derivative instruments	363,960	-	531,267	-	(167,307)	363,960

Non Current Liabilities
Derivative Instruments	-	-	270,891	-	(270,891)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

As of March 31, 2018, we had capitalized exploration expenditures of $nil, having written off the expense previously capitalized associated relating to the Cane Creek project in Utah. Our option to acquire leasehold lands in this project, expired unexercised.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

No shares were issued during the nine months ended March 31, 2018.

During the three months and nine months ended March 31, 2017 140,143 options with an exercise price of AUD$0.038 per ordinary share were exercised for net proceeds of AUD$5,325/US$3,811. On March 31, 2017 229,442,097 unexercised options expired. All options exercised were issued in a public rights offering conducted in June 2013.

During the nine months ended March 31, 2017 the company issued 67,005,600 ordinary shares to employees and Directors of the Company. These shares were issued in lieu of cash salaries for employees and directors during the period from August 1, 2015 to August 31, 2016. The share price on the grant was US$0.0035 per ordinary share.

Issue of Warrants

During the year ended June 30, 2017 we issued 272,000,000 warrants at no cost to employees and Directors of the Company. The warrants have an exercise price of AUD$0.0055 and an expiry date of November 17, 2026. The options vested on November 17, 2017. The warrants have been valued at AUD$0.0038 using a binomial option pricing model. We also issued 48,000,000 warrants to Australian based employees and directors of the Company. These warrants have an exercise price of AUD$0.007 and vested on November 17, 2017 and expire on November 27, 2026. The expense related to both sets of warrant grants was recognized over the vesting period. For the nine months ended March 31, 2018 share-based payment expense of $0.3 million has been recognized. No further amounts need to be recognized in future periods as the warrants have vested.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Nine months ended
	31-Mar-18	31-Mar-17

Net loss	$(5,204,672)	$(2,723,269)
Depletion, depreciation and amortization	1,219,726	1,492,214
Accretion of asset retirement obligation	239,193	235,381
Impairment expense	-	244,480
Exploration and evaluation expenditure	296,543	36,905
Amortization borrowing costs	190,434	200,547
Abandonment expense	126,212	-
Non cash (gain)/loss on derivative instruments	1,017,367	(1,481,731)
Acquisition costs	-	174,923
Net gain from sale of assets	(178,657)	(1,800,117)
Share based payments	367,803	560,607

Changes in assets and liabilities:

Increase in receivables	116,847	401,956
Increase in provision for annual leave	35,317	55,707
Increase in payables	2,281,360	1,151,923
NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$507,473	$(1,450,474)

10. Credit Facility

	Nine months ended
	31-Mar-18	31-Mar-17
Credit facility at beginning of period	$23,419,749	$30,500,000
Cash advanced under facility	450,000	1,000,000
Cash committed to be advanced under facility	-	-
Repayments	-	(11,597,442)
Credit facility at end of period (1)	$23,869,749	$19,902,558

Less amount of credit facility currently due for repayment within a year, recorded separately in Current Liabilities for prior year	$(23,869,749)	-
Total non current credit facility at end of period	-	19,902,558

Funds available for drawdown under the facility	-	97,443

(1)	The credit facility is recognized as a current liability due the Company’s continued breach of the covenants in the facility. The loan is due October 2018.

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

Following multiple covenant breaches, on February 9, 2018, we entered into an agreement (the “Agreement”) with our principal lender, Mutual of Omaha Bank (the "Bank") that amended and supplemented our loan agreement with the Bank (the "Loan Agreement").   Under the Agreement, we were required to provide the Bank, on or before March 31, 2018, with either (a) an executed agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations to the Bank, in each case providing for the full repayment of the Bank on or before May 31, 2018.  Upon a failure to meet these deadlines, the Bank has the right to commence foreclosure proceedings or pursue alternative repayment methods, including sale of the loan.  Despite our best efforts, we were unable to meet the Agreement's March 31, 2018, deadlines.

On March 31, 2018, the Company entered into a subscription agreement with a private equity firm calling for a $5.5 million debt and equity investment in the Company in multiple installments (the "Securities Purchase").  The Company subsequently obtained a loan commitment from an institutional lender to replace the Bank, which by its terms is contingent upon the Company successfully closing the Securities Purchase.  The Company also sought a number of necessary changes to that loan commitment, which changes have not yet been made.  Finally, none of the scheduled installment purchases required by the subscription agreement for the Securities Purchases has yet to occur.

As a result, the Company has refocused its efforts on seeking an outright sale of all or substantially all of the Foreman Butte Project assets in order to repay the Bank.  The Company has been discussing such a sale with a number of interested potential purchasers. The Company has advised the Bank of these developments.  While the Bank may have the right to declare a default under the Loan Agreement and pursue the remedies described above, it has not yet done so.

The current borrowing base is $24.0 million and the balance of the drawn facility is $23.9 million. No additional amounts are available for drawdown under the facility.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million, which would require syndication of the loan) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another time, once a year, although under the Agreement, the determination of the borrowing base as of October 31, 2017 will be postponed.

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

As at March 31, 2018 we were in breach of all four covenants.

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

We incurred $0.6 million in borrowing costs (including legal fees and bank fees) in connection with the establishment of this facility. The remaining unamortized costs have been expensed this quarter due to the nature of the loan..

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At March 31, 2018, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

During the nine months ended March 31, 2018 we recognized $2.1 million in loss on derivative instruments in the Statement of Operations. $1.0 million was realized during the period, while the remaining $1.1 million was unrealized.

At March 31, 2018, the Company’s open derivative contracts consisted of the following:

Collars

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Apr-18	30-Apr-18	3,761	41.50	63.00
WTI	1-May-18	31-Dec-18	107,800	45.00	56.00
Henry Hub	1-May-18	31-Dec-18	80,850	2.65	2.90

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

Based on our current financial position we may be required to accept terms less favorable than would otherwise be available to us.  There also can be no assurances that we will be successful in renegotiation or refinancing of our debt or our efforts explore the sale of some or all of our assets. These factors indicate there is substantial doubt about our ability to continue as a going concern

Fiscal quarter overview

Our net oil production was 34,450 barrels of oil for the quarter ended March 31, 2018, compared to 64,632 barrels of oil for the quarter ended March 31, 2017.  Production was lower during the period ended March 31, 2018 due to the impact of severe weather that was experienced in the Williston Basin. This weather caused several problems including freeze off, road closures and shut ins mandated by the North Dakotan authorities. ,By way of example during the period ended March 31, 2018 production at two of our more significant wells was halted for a period of time due to weather related production restrictions. In particular, the R Field did not produce for 24 days during the current quarter as it is located in a mandatory flood watch zone and has been shut in. The Evans well was shut in for 62 days due to the lack of road access to transport produced oil due to weather conditions, however this is expected to be returned to production during May 2018. Samson however employed its workover rig to service wells during the quarter and as a result the company’s operated production has increased dramatically in the current quarter were we are seeing production rates that have effectively doubled compared that observed in the March quarter.

Our net gas production was 2,067 Mcf for the quarter ended March 31, 2018, compared to 58,209 Mcf for the quarter ended March 31, 2017. Coupled with the decrease in natural gas production following our North Stockyard sale, one of our significant gas wells, the Davis Bintliff well, has been down since October 2016 while undergoing workover operations. These workover operations were not successful and, as a result, this well was plugged and abandoned. Associated gas produced in the Foreman Butte project area is not as significant as it was in the oil and gas properties previously owned by the Company, therefore the increased gas production from the acquisition has not offset the decline from the sale.

Lease operating expenses (“LOE”) decreased from $1.9 million for the quarter ended March 31, 2017, to $1.5 million for the quarter ended March 31, 2018 due to lower production. Costs per BOE, excluding the impact of the workovers and production taxes were $29.44 a barrel. Costs have increased from $16.56 for the quarter ended March 31, 2017 due to lower production. The wells in the Foreman Butte project area are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment.

During the quarter ended March 31, 2018 we continued with our water flood project for the Home Run field and successfully injected 5,720 barrels of water. The waterflood project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is uneconomic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil as well as lower salt water disposal costs although we can make no assurances as to whether it will be successful.

For the three months ended March 31, 2018 and March 31, 2017, we reported a net loss of $2.0 million and a net gain of $0.2 million, respectively. The loss in the current period reflects $0.3 million in depletion and amortization, $0.5 million in loss on derivative instruments and $1.5 million in lease operating expense (including workover expenses).

Fiscal year to date overview

Our net oil production was 134,366 barrels of oil for the nine months ended March 31, 2018 compared to 230,756 barrels of oil for the nine months ended March 31, 2017. Production has decreased as result of the sale of our North Stockyard property, which closed on October 29, 2016. Production has also decreased to weather related issues as mentioned above. We have re-commenced workovers and are seeing a positive impact on production subsequent to March 2018.

Our net gas production was 13,217 Mcf for the nine months ended March 31, 2018, compared to 93,526 Mcf for the nine months ended March 31, 2017. As discussed above, coupled with the decrease in natural gas production following our North Stockyard sale, one of our significant gas wells, the Davis Bintliff well, has been down since October 2016 while undergoing workover operations. These workover operations were not successful and, as a result, this well was plugged and abandoned. Associated gas produced in the Foreman Butte project area is not as significant as it was in the oil and gas properties previously owned by the Company, therefore the increased gas production from the acquisition has not offset the decline from the sale.

LOE decreased from $7.6 million for the nine months ending March 31, 2017 to $4.4 million for the nine months ending March 31, 2018. Costs reduction is primarily due to tighter cost controls enforced in the field including shutting in wells that are uneconomic to produce and lower production.

Our ability to continue as a going concern is dependent on the renegotiation of our finance facilities to permit additional development of our oil and gas properties or a monetization of some or all of those properties.

On February 9, 2018, we entered into an agreement (the “Agreement”) with our principal lender, Mutual of Omaha Bank (the "Bank") that amended and supplemented our loan agreement with the Bank (the "Loan Agreement").   Under the Agreement, we were required to provide the Bank, on or before March 31, 2018, with either (a) an executed agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations to the Bank, in each case providing for the full repayment of the Bank on or before May 31, 2018.  Upon a failure to meet these deadlines, the Bank has the right to commence foreclosure proceedings or pursue alternative repayment methods, including sale of the loan.  Despite our best efforts, we were unable to meet the Agreement's March 31, 2018, deadlines.

On March 31, 2018, the Company did enter into a subscription agreement with a private equity firm calling for a $5.5 million debt and equity investment in the Company in multiple installments (the "Securities Purchase").  The Company subsequently obtained a loan commitment from an institutional lender to replace the Bank, which by its terms is contingent upon the Company successfully closing the Securities Purchase.  The Company also sought a number of necessary changes to that loan commitment, which changes have not yet been made.  Finally, none of the scheduled installment purchases required by the subscription agreement for the Securities Purchases has yet to occur.

As a result, the Company has refocused its efforts on seeking an outright sale of all or substantially all of the Foreman Butte Project assets in order to repay the Bank.  The Company is currently discussing such a sale with a number of interested potential purchasers. The Company has advised the Bank of these developments.  While the Bank may have the right to declare a default under the Loan Agreement and pursue the remedies described above, it has not yet done so.

See “Results of Operations” below.

In the execution of our strategy, our management is principally focused on economically developing additional reserves of oil and on maximizing production levels through exploration, exploitation and development activities on a cost-effective basis.

Notable Activities and Status of Material Properties during the Quarter Ended March 31, 2018 and Current Activities

Acquisition: Producing Properties

Foreman Butte Project, McKenzie County, North Dakota

Mississippian Madison Formation, Williston Basin

Samson 87% Operated Average Working Interest

We averaged a gross 520 BOEPD from our operated wells in the Foreman Butte Project this quarter. The production has reduced from the previous quarter due to capital constraints leading to a decrease in well workovers and weather related restrictions requiring us to temporarily shut a number of wells in. Well recompletions and optimizations are scheduled to resume for the upcoming quarter, using the workover rig we acquired through an exchange of unused pumping units.

During the quarter, we continued our water flood pilot project for the Home Run Field by successfully injecting over 5,270 barrels of water. The waterflood pilot project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is non-economic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issue. In essence the water is being returned to the reservoir from which it originated. This water will be trucked to the injector from the existing producing wells. We anticipate this water flood will allow us to resume production at certain wells that have been shut-in for the past 2 years. These shut-in wells were previously uneconomic to produce due to high water disposal costs. We cannot make assurances regarding the success of the water flood operation.

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

Developed Properties: Drilling Activities

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

Kraken Operating, LLC, the operator of the Gladys 1-20H well, has been producing this well at an average rate of 44 BOPD and 52 MCFPD during the quarter.

Results of Operations

For the three months ended March 31, 2018, we reported a net loss of $2.0 million compared to a net gain of $0.2 million for the same period in 2017.

For the nine months ended March 31, 2018, we reported a net loss of $5.2 million compared to a net loss of $2.7 million for the same period in 2017.

The following tables set forth selected operating data for the three and nine months ended:

	Three months ended
	31-Mar-18	31-Mar-17
Production Volume
Oil (Bbls)	34,450	64,632
Natural gas (Mcf)	2,067	58,209
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	34,795	74,334

Sales Price
Realized Oil ($/Bbls)	$53.90	$45.53
Impact of settled derivative instruments	$(15.89)	$(2.29)
Derivative adjusted price	$38.01	$43.24

Expense per BOE:
Lease operating expenses	$37.77	$22.93
Production and property taxes	$5.51	$3.80
Depletion, depreciation and amortization	$9.24	$5.45
General and administrative expense	$26.86	$17.27

	Nine months ended
	31-Mar-18	31-Mar-17
Production Volume
Oil (Bbls)	134,366	230,756
Natural gas (Mcf)	13,217	93,526
BOE	136,569	246,344

Sales Price
Realized Oil ($/Bbls)	$52.57	$41.99
Impact of settled derivative instruments	$(7.54)	$(4.78)
	$45.03	$37.21

Expense per BOE:
Lease operating expenses	$27.54	$26.89
Production and property taxes	$4.73	$3.81
Depletion, depreciation and amortization	$8.93	$6.06
General and administrative expense	$22.94	$15.23

The following table sets forth results of operations for the following periods:

	Three months ended			Three months ended
	31-Mar-18	31-Mar-17	3Q18 to 3Q17 change	31-Dec-17	3Q17 to 2Q17 Change
Oil sales	$1,856,904	$2,942,564	$(1,085,660)	$2,621,994	$(765,090)
Gas sales	20,424	136,430	(116,006)	36,033	(15,609)
Other liquids	2,938	9,987	(7,049)	1,601	1,337
Interest income	89	75	14	54	35
Gain on derivative instruments	-	1,424,590	(1,424,590)	-	-
					-
Lease operating expense	(1,505,990)	(1,986,860)	(480,870)	(1,249,052)	(256,938)
Depletion, depreciation and amortization	(321,561)	(404,893)	(83,332)	(420,107)	98,546
Abandonment	(59,536)	-	59,536	(25,820)	(33,716)
Exploration and evaluation expenditure	(14,030)	(12,360)	1,670	(279,340)	265,310
Accretion of asset retirement obligations	(79,307)	(79,320)	(13)	(79,715)	408
Interest expense	(337,472)	(309,143)	28,329	(331,184)	(6,288)
Loss on derivative instruments	(461,395)	-	461,395	(901,471)	440,076
Amortization of borrowing costs	(132,535)	(66,849)	65,686	(28,949)	(103,586)
Acquisition costs	-	(174,923)	(174,923)	-	-
General and administrative	(934,504)	(1,284,076)	(349,572)	(839,282)	(95,222)
Net income/(loss)	$(1,965,975)	$195,222	$2,161,197	$(1,495,238)	$(470,737)

Comparison of Quarter Ended March 31, 2018 to Quarter Ended March 31, 2017 and the nine months ended March 31, 2018 to the nine months ended March 31, 2017.

Oil and gas revenues

Our net oil production was 34,450 barrels of oil for the quarter ended March 31, 2018, compared to 64,632 barrels of oil for the quarter ended March 31, 2017.  Production was lower during the period ended March 31, 2018 due to the impact of severe weather that was experienced in the Williston Basin. This weather caused several problems including freeze off, road closures and shut ins mandated by the North Dakotan authorities. ,By way of example during the period ended March 31, 2018 production at two of our more significant wells was halted for a period of time due to weather related production restrictions. In particular, the R Field did not produce for 24 days during the current quarter as it is located in a mandatory flood watch zone and has been shut in. The Evans well was shut in for 62 days due to the lack of road access to transport produced oil due to weather conditions, however this is expected to be returned to production during May 2018. Samson however employed its workover rig to service wells during the quarter and as a result the company’s operated production has increased dramatically in the current quarter were we are seeing production rates that have effectively doubled compared that observed in the March quarter.

The realized oil price increased from $45.53 per Bbl for the three months ended March 31, 2017 to $53.90 per Bbl (excluding the impact of derivatives) for the three months ended March 31, 2018 following a recovery in the global oil price.

Gas revenues decreased from $0.1 million for the three months ended March 31, 2017 to $0.02 million for the three months ended March 31, 2018. This decrease was due to a decrease in production.

Oil revenues decreased from $9.7 million for the nine months ended March 31, 2017 to $7.1 million for the nine months ended March 31, 2018, as a result of the decrease in oil production. Oil production decreased from 230,756 barrels for the nine months ended March 31, 2017 to 134,366 barrels for the nine months ended March 31, 2018. Production was higher during the period ended March 31, 2017, due to flush production from a number of wells that were worked over towards the end of June 2016. In addition, during the period ended March 31, 2018, two of our more significant wells were shut in with weather related delays. In particular, the R Field did not produce for 68 days during the nine months ended March 31, 2018 and the Evans well was shut in for 83 days during the same period.

Gas revenues decreased from $0.3 million for the nine months ended March 31, 2017 to $0.1 million for the nine months ended March 31, 2017. This decrease was due to a decrease in production.

Sale of Assets

For the nine months ended March 31, 2018 we recognized $0.2 million in profit on the sale of our working interest in a number of non operated wells in Wyoming. The wells were sold for the value of the current accounts payable owed to the operator and the plugging liability.

During the nine months ended March 31, 2017 we recognized $1.6 million in income from the sale of assets as result of the sale of our North Stockyard in North Dakota.

Exploration expense

Excluding deferred exploration costs written off, exploration expenditures for the quarter and nine months ended March 31, 2018 and March 31, 2017 were less than $20,000 for either quarter.

$0.3 million in previously capitalized undeveloped acreage costs were written off during the nine months ended March 31, 2018 following the expiration of our option to lease acreage in the Cane Creek project area in Utah.

Impairment expense

We did not recognize any impairment expense during the three months and nine months ended March 31, 2018 or the three months and nine months ended March 31, 2017.

Lease operating expense

Lease operating expenses (“LOE”) decreased from $2.0 million for the quarter ended March 31, 2017, to $1.5 million for the quarter ended March 31, 2018 due to lower production. Costs per BOE, excluding the impact of the workovers and production taxes were $29.44 a barrel. Costs have increased from $16.56 per BOE for the quarter ended March 31, 2017 due to lower production. The wells in the Foreman Butte project area are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce. We also undertook several workover projects this period to return previously non producing wells to production at a cost of $0.3 million, which is included in the LOE costs disclosed above. These costs were estimated at approximately $8.32 per BOE.

During the quarter ended March 31, 2018 we continued our water flood project for the Home Run field and successfully injected 5,270 barrels of water. The waterflood project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is uneconomic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil as well as lower salt water disposal costs although we can make no assurances as to whether it will be successful.

LOE decreased from $7.6 million for the nine months ending March 31, 2018 to $4.4 million for the nine months ending March 31, 2018. Costs reduction is primarily due to tighter cost controls enforced in the field including shutting in wells that are uneconomic to produce in the current climate and lower production. LOE per BOE increased slightly as a result of lower production over which to account for fixed costs.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased slightly from $0.4 million for the quarter ended March 31, 2017 to $0.3 million for the quarter ended March 31, 2018. The decrease is due to a decrease in production.

Depletion, depreciation and amortization expense decreased slightly from $1.5 million for the nine months ended March 31, 2017 to $1.2 million for the nine months ended March 31, 2018. The decrease is due to a decrease in production.

General and administrative expense

General and administrative expense decreased from $1.3 million for the quarter ended March 31, 2017 to $0.9 million for the quarter ended March 31, 2018. We have been actively trying to reduce our general and administrative costs in recent periods. Effective October 1, 2017, all staff and directors took 25% pay cuts in order to reduce salary costs. The cost of a number of consultants have also been reduced.

General and administrative expense decreased from $3.7 million for the nine months ended March 31, 2017 to $3.1 million for the nine months ended March 31, 2018. This is primarily due to the reduced salary costs following staff pay cuts and tighter cost control.

Cash Flows

The table below shows cash flows for the following periods:

	Nine months ended
	31-Mar-18	31-Mar-17
Cash provided by/(used in) operating activities	$507,473	$(1,450,474)
Cash (used in)/provided by investing activities	(644,931)	11,514,540
Cash provided by/(used in) financing activities	414,843	(10,630,867)

Cash used in operations decreased from a net outflow of $1.5 million for the nine months ended March 31, 2017, to a net inflow of $0.5 million for the nine months ended March 31, 2018. Cash receipts from customers decreased from $11.1 million for the nine months ended March 31, 2017 to $8.6 million for the nine months ended March 31, 2018, with an increase in price offset by a decrease in production. Payments to suppliers and employees decreased from $9.9 million for the nine months ended March 31, 2017 to $6.1 million for the nine months ended March 31, 2017. Payments for derivative instruments remained consistent at $1.1 million for the nine months ended March 31, 2017 and $1.1 million for the nine months ended March 31, 2018. Interest expense decreased from $1.5 million for the nine months ended March 31, 2017 to $1.0 million for the nine months ended March 31, 2018. An increase in interest rate was offset by a decrease in the carrying value of the credit facility.

Cash used in investing activities decreased from an inflow of $11.5 million for the nine months ended March 31, 2017 (which included the sale of the North Stockyard project for $14.0 million in cash proceeds) to an outflow of $0.6 million for the nine months ended March 31, 2018 following a cessation of significant activity in our Foreman Butte project, while we secure the additional capital needed to exploit the PUD locations in this field.

Cash provided by financing activities increased from a cash outflow of $10.6 million for the nine months ended March 31, 2017 (including a repayment to Mutual of Omaha Bank) to cash inflow of $0.4 million for the nine months ended March 31, 2018, following the drawdown of funds under our Mutual of Omaha Bank credit facility.

All options outstanding as at March 31, 2018 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties. While we are planning for this to be our primary use of capital during the remainder of fiscal 2018, we cannot conduct any further development activities until we secure additional funding. There can be no guarantee we will be able to secure this funding.

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

The current borrowing base is $24.0 million and the balance of the drawn facility is $23.9 million. No additional funds are available for drawdown under the facility.

The borrowing base under our credit facility may be increased (up to the credit facility maximum of $50.0 million, which would require syndication of the loan) or decreased in the future depending on the value of our reserves. Borrowing base redeterminations are performed by the lender every six months based on our June and December reserve reports. We also have the ability to request a borrowing base redetermination at another time, once a year. However, under the Agreement entered into between the Company and Mutual of Omaha Bank on February 9, 2018 (as described below), the determination of the borrowing base as of October 31, 2017 has been postponed.

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

As at March 31, 2018 we are in breach of all four of these covenants.

On February 9, 2018, we entered into an agreement (the “Agreement”) with our principal lender, Mutual of Omaha Bank (the "Bank") that amended and supplemented our loan agreement with the Bank (the "Loan Agreement").   Under the Agreement, we were required to provide the Bank, on or before March 31, 2018, with either (a) an executed agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations to the Bank, in each case providing for the full repayment of the Bank on or before May 31, 2018.  Upon a failure to meet these deadlines, the Bank has the right to commence foreclosure proceedings or pursue alternative repayment methods, including sale of the loan.  Despite our best efforts, we were unable to meet the Agreement's March 31, 2018, deadlines.

On March 31, 2018, the Company did enter into a subscription agreement with a private equity firm calling for a $5.5 million debt and equity investment in the Company in multiple installments (the "Securities Purchase").  The Company subsequently obtained a loan commitment from an institutional lender to replace the Bank, which by its terms is contingent upon the Company successfully closing the Securities Purchase.  The Company also sought a number of necessary changes to that loan commitment, which changes have not yet been made.  Finally, none of the scheduled installment purchases required by the subscription agreement for the Securities Purchases has yet to occur.

As a result, the Company has refocused its efforts on seeking an outright sale of all or substantially all of the Foreman Butte Project assets in order to repay the Bank.  The Company has been discussing such a sale with a number of interested potential purchasers. The Company has advised the Bank of these developments.  While the Bank may have the right to declare a default under the Loan Agreement and pursue the remedies described above, it has not yet done so.

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

Our main source of liquidity during the three months ended March 31, 2018 was cash on hand.

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

Our cash position as of March 31, 2018 increased slightly from June 30, 2017 largely due an increase in our accounts payable balance.

In October 2016, we closed on the sale of our North Stockyard project for $15.05 million. $11.5 million of the proceeds of the sale were used to pay down our credit facility with Mutual of Omaha Bank. $0.2 million was used to close out a portion of our hedge positions to balance our hedge book following the sale of production. The remaining $3.35 million, including the $1.0 million deposit paid in June 2016, was used for future working capital.

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

Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Achieving the sale of our business or assets, or a refinancing of our debt, under the terms of the Agreement;
•	Continued focus on cost savings and efficiency across all aspects of the Company, including lease operating costs and general and administrative costs;
•	Strengthening the balance sheet through diligent capital management;
•	The successful integration of the properties and assets acquired in the Foreman Butte Acquisition, and the review and workover of such assets as capital becomes available; and
•	Renegotiation of our credit facility and extending its term.

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

As of March 31, 2018, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 1A.   Risk Factors.

We may be deemed to be in default on our credit agreement. If we cannot sell our business or refinance our current obligations under our credit agreement, our primary lender may begin foreclosure proceedings.

On February 9, 2018, we entered into an agreement (the “Agreement”) with our principal lender, Mutual of Omaha Bank (the "Bank") that amended and supplemented our loan agreement with the Bank (the "Loan Agreement").   Under the Agreement, we were required to provide the Bank, on or before March 31, 2018, with either (a) an executed agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations to the Bank, in each case providing for the full repayment of the Bank on or before May 31, 2018.  Upon a failure to meet these deadlines, the Bank has the right to commence foreclosure proceedings or pursue alternative repayment methods, including sale of the loan.  Despite our best efforts, we were unable to meet the Agreement's March 31, 2018, deadlines.

As a result, the Company has refocused its efforts on seeking an outright sale of all or substantially all of the Foreman Butte Project assets in order to repay the Bank. The Company is currently discussing such a sale with a number of interested potential purchasers. The Company has advised the Bank of these developments. While the Bank may have the right to declare a default under the Loan Agreement and pursue the remedies described above, it has not yet done so.

We can provide no assurance we will be able to enter into a purchase and sale agreement or refinance our outstanding debt on satisfactory terms or at all in advance of these deadlines. As a result of the Agreement and our financial position, we may be required to accept terms for such transactions that are less favorable than we otherwise would be able to obtain. Under the Agreement, the redetermination of our borrowing base as of October 31, 2017 has been postponed, and while we continue to make payments, we are no longer permitted to borrow additional funds.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

10.1	Subscription Agreement dated March 30, 2018 between the Company and DynEvolve Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.2	Stockholders Agreement dated March 30, 2018 between the Company, DynEvolve Capital Group and future stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: May 15, 2018	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

