Form 10-K
period 2018-06-30
Samson Oil & Gas LTD
filed 2018-10-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-33578

Samson Oil & Gas Limited

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 16, AMP Building, 140 St Georges Terrace Perth, Western Australia 6000
(Address of principal executive offices)	(Zip Code)

+61 8 9220 9830

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

American Depositary Shares* Ordinary Shares**	OTC MARKETS’ OTCQB
Title of Each Class	Name of Exchange on Which Registered

*	American Depositary Shares evidenced by American Depository Receipts. Each American Depositary Share represents 200 Ordinary Shares.
**	No par value. Not for trading, but only in connection with the listing of American Depositary Shares.

Securities Registered Pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2017 was approximately $2.1 million based on the closing price of its American Depositary Shares, each of which represents 200 ordinary shares, as reported on the OTCQB over the counter trading platform (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 3,283,000,444 ordinary shares outstanding as of October 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2018.

SAMSON OIL & GAS LIMITED

ANNUAL REPORT ON FORM 10-K

i

FORWARD-LOOKING STATEMENTS

Written forward–looking statements may appear in documents filed with the Securities and Exchange Commission (“SEC”), including this annual report, documents incorporated by reference, reports to shareholders and other communications.

The U.S. Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward–looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as the information is identified as forward looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.  We have historically relied on this safe harbor in making forward–looking statements but, as an ancillary result of the required accounting for the pending sale of substantially all of our assets, we may not be able to rely on it from the period of time between the filing of this report and the closing of that sale. Even if we cannot rely on the safe harbor to some extent, we believe that an explanation of the forward looking statements in this report is helpful disclosure and provides appropriate cautions to the reader.

Forward–looking statements appear in a number of places in this annual report and include but are not limited to management’s comments regarding the anticipated outcome and timing of our efforts to sell our Foreman Butte assets; our financial and operational prospects (whether or not the sale is consummated); the potential remedies available to our senior creditor under our credit agreement and our options with respect to meeting our financial obligations; trading liquidity and other risks relating to our common stock and ADSs; business strategy, exploration and development drilling prospects and activities at our Foreman Butte and other properties; oil and gas pipeline availability and capacity; natural gas and oil reserves and production; the cost of compliance with environmental laws; our strategy to control general and administrative costs; our intentions with respect to meeting our capital raising targets and the use of proceeds; our plans, our ability to and the methods by which we may raise additional capital; our prospects for continuing as a going concern and regarding our production and future operating results; such as the following:

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

Proved Developed Not Producing (PDNP). Estimated proved reserves expected to recovered from existing wells where there is a requirement to achieve a workover to re-establish production.

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

Pending Asset Sale

In June 2018, we signed a purchase and sale agreement for the sale of the Foreman Butte Project, subject to our retention of a 15% working interest in a portion of the Project (the “Foreman Butte Sale”). This transaction received shareholder approval at a general meeting held on August 13, 2018. The purchase price is $40 million with an effective date of January 1, 2018. The sale is currently scheduled to close on October 15, 2018.

The Foreman Butte Project constitutes the majority of our operating assets. Upon closing of the transaction, we will retain a 15% working interest in certain wells in the Home Run Field, which consists of 15 producing wells and 20 PUD locations, the first of which is expected to be drilled soon after the sale closing.

The proceeds of the Foreman Butte Sale will be used to repay our credit facility with Mutual of Omaha Bank in full and bring our other accounts payable current. We estimate that after these repayments, we will have no outstanding debt and will retain $6.5 million in cash proceeds from the sale.

Prior Transactions

In March 2016, we acquired the Foreman Butte Project, comprised of a number of producing and non-producing, operated and non-operated properties in the Ratcliffe and Madison formations in North Dakota and Montana. The purchase price was $16.0 million (before post-closing settlement adjustments) and following a review of the fair market value of the assets and liabilities on the closing date of the transaction, we recorded a bargain purchase gain of $10.7 million. This acquisition was financed through an extension in our credit facility with Mutual of Omaha Bank of $11.5 million and a $4.0 million promissory note provided to the seller of the assets. This note was repaid in May 2017 through a term note facility from Mutual of Omaha Bank.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price was $15 million and closed on October 31, 2016. $11.5 million of the proceeds from this transaction was used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds were used to rebalance our hedge book, following the sale of a portion of our production, and for working capital.

In May 2017, we closed on the sale of our State GC assets in New Mexico. The sale price of $1.2 million was applied to pay down our current facility with Mutual of Omaha Bank. In June 2017, Samson and Mutual of Omaha Bank agreed to extend both the $4 million term loan and our $19.45 million reserve base facility until October 2018. The previous maturity date was October 31, 2017.

Our reserve report estimates that we had proved oil and gas reserves valued at approximately $47.7 million (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2018, utilizes an adjusted realized pricing of $57.67 per Bbl for oil and $0.91 per Mcf for natural gas. As of June 30, 2018, 92% of our proved reserves were oil and 74% was proved developed producing, 16% were proved non producing and 9% was proved undeveloped. 87% is included in the sale which is expected to be closed on October 15, 2018 according to the most recent amendment of the Purchase and Sale Agreement signed on September 28th.

Business Strategy

Before and after the Foreman Butte Sale, our business strategy is to create a competitive and sustainable rate of return to shareholders by exploring for, acquiring and developing oil and natural gas resources in the United States.  Our primary financial goal is to develop profitably our oil properties while maintaining a strong balance sheet, and specifically to focus on the exploration, exploitation and development of our major project – our retained 15% working interest in the Home Run Field within the Foreman Butte Project in Montana and North Dakota.

Reporting and Financials

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

Preparation of Reserves Estimates

Given the pending sale at June 30, 2018, our fiscal year-end petroleum reserves report was prepared internally by knowledgeable officers and employees of the Company for the current year. The report was based upon our internal review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we gather. We prepared our estimates by use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.

Our reserves were prepared by a practitioner with 22 years of industry experience in geologic and engineering review and analysis and a Bachelor of Science in Geological Engineering from Colorado School of Mines. Additionally, the Chief Executive Officer, Terry Barr, is responsible for overseeing the preparation of the Company’s reserves report. The CEO is a petroleum geologist who holds an associateship in applied geology and has over 45 years of relevant experience in the oil and gas industry.

The reserve estimates are reported to the Board of Directors, at least annually. Our Board members have experience in reviewing and understanding reserve estimates.

According to our June 30, 2018 reserve report we had proved oil and gas reserves valued at approximately $47.7 million (before taxes) based on a present value calculation with 10% discounting rate. This present value as of June 30, 2018, utilizes an adjusted realized pricing of $57.67 per Bbl for oil and $2.91 per Mcf for natural gas. As of June 30, 2018, 92% of our proved reserves were oil and 74% was proved developed producing, 16% were proved non producing and 9% was proved undeveloped. 87% is included in the sale which is expected to be closed on October 15, 2018 according to the most recent amendment of the Purchase and Sale Agreement signed on September 28th.

Estimated Proved Reserves

The information set forth below regarding our oil and gas reserves for the fiscal year ended June 30, 2018 was prepared internally.

The information set forth below regarding our oil and gas reserves for the fiscal years ended June 30, 2017 was prepared by Netherland Sewell.

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

The following table summarizes certain information concerning our reserves and production in fiscal years ended June 30, 2018 and 2017:

	2018			2017
	Oil (MBbls)	Gas (Mcf)	Total (MBOE)	Oil (MBbls)	Gas (Mcf)	Total (MBOE)

Beginning of year	5,359	3,565	5,955	9,982	8,593	11,415

Revisions of previous quantity estimates	(1,654)	(2,246)	(2,028)	(2,851)	(2,474)	(3,263)

Extensions and discoveries	-	-	-	-	-	0

Sale of reserves in place	-	-	-	(1,475)	(2,396)	(1,874)

Acquisitions	-	-	-	-	-	0

Production	(190)	(27)	(195)	(297)	(158)	(323)

End of year	3,515	1,292	3,732	5,359	3,565	5,955

Proved developed producing reserves	73	60	84	3,020	1,575	3,285

Proved developed non producing	32	43	39	134	224	171

Proved undeveloped reserves	308	251	350	2,205	1,766	2,499

Proved developed producing reserves - held for sale	2,590	563	2,685	-	-	-

Proved developed non producing - held for sale	512	375	575	-	-	-

Total proved reserves	3,515	1,292	3,732	5,359	3,565	5,955

Revisions of previous quantity estimates

The downward revision recorded during the year from July 1, 2016 to June 30, 2017 related to our drilling plan for our PUD locations. During the year ended June 30, 2016, we anticipated drilling them as new 10,000 foot lateral horizontal wells. Upon further technical review, we now plan to drill the PUD wells as 5,000 foot laterals out of an existing well bore. The shortening of the lateral length lead to a decrease in the volume of reserves associated with these PUDs.

The downward movement in the current year relates to our sale of an interest in our PUDs. Due to the continued lack of capital available to drill these PUDs, the decision was made to sell substantially all of the wells in the Foreman Butte project area. We have retained a 15% working interest in certain PUDs and we have recognized that value in our reserves at June 30, 2018.

Sales of Reserves in Place

The reserves held for sale relate to the sale of the majority of our interest in the Foreman Butte project. This sale is expected to close on October 15, 2018.

The sale of reserves in place during the fiscal year ended June 30, 2017 consists of proved reserves (net of production prior to sale) in the North Stockyard field in North Dakota and the State GC field in New Mexico. All reserves were proved developed producing.

Proved Developed Producing Reserves

At June 30, 2018 our proved developed producing reserves primarily relate to our working interest in producing wells in our Foreman Butte project area in North Dakota and Montana.

Proved Developed Not Producing (PDNP)

PDNP reserves are those estimated proved reserves expected to be recovered from existing wells where a workover is required to re-establish production

As of June 30, 2017, the PDNP reserves were 171 MBOE. This primarily related to wells that require a workover to commence production again. This work will be performed as capital allows.

As of June 30, 2018, the PDNP reserves were 39 MBOE. The smaller number is attributable to our smaller retained interest in the Foreman Butte project after the proposed sale.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUDs) are those reserves expected to be recovered from new wells on undeveloped acreage.

Due to the continued lack of capital available to drill these PUDs, the decision was made to sell substantially all of the wells in the Foreman Butte project area. Upon closing the proposed sale, we will retain a 15% working interest in certain PUDs and we have recognized that value in our reserves at June 30, 2018 because, following the sale, we will have the working capital available to develop these locations.

During the year ended June 30, 2017, through further technical review, we changed our plan with respect to the drilling the PUDs. This reduced the reserves volumes associated with the PUDs but did not change the reserve value associated with the PUDs due to a decrease in the estimated drilling costs. We obtained the permits to drill 4 PUDs and commenced sourcing the appropriate rig and other contractors and equipment required but did not obtain the necessary capital to develop them, leading to our decision to sell the Foreman Butte Project containing those PUDs.

While we did not convert any PUDs during the year ended June 30, 2017 and 2018, we have made considerable progress on their development through the increased technical review and the determination of the most efficient and cost effective way to drill them. The sale of a portion of the Foreman Butte project will provide us the capital in order to participate in the drilling of these PUD locations.

Production, Prices, Costs and Balance Sheet Information

Production

The results from discontinued operations are not included in the results below.

During the years ended June 30, 2018 and 2017, we produced 6,021and 61,516 barrels of oil, respectively.  During the years ended June 30, 2018 and 2017 we produced 7,284 and 434,998 Mcf of gas, respectively.

For the year ended June 30, 2018 and June 30, 2017 we had one Field (as such term is used within the meaning of applicable regulations of the SEC – See Glossary of Technical Terms), excluding discontinued operations that contains more than 15% of our total proved reserves, namely our interests in the Home Runfield in North Dakota, which is part of our Foreman Butte project in North Dakota and Montana.

The following tables disclose our oil and gas production volume, revenue and expenses from the Foreman Butte field for the fiscal year ended June 30, 2018 and 2017:

2018 Home Run Field
Oil volume – Bbls	2,191
Revenue – $	118,596
Average Price per barrel – $	54.35
Gas volume – Mcf	1,787
Revenue – $	9,093
Average price per Mcf – $	5.089
Per unit production and lease operation costs per BOE – $	$35.75

2017 Home Run Field
Oil volume – Bbls	6,827
Revenue – $	280,091
Average Price per barrel – $	41.03
Gas volume – Mcf	6,821
Revenue – $	21,090
Average price per Mcf – $	3.09
Per unit production and lease operation costs per BOE – $	$59.20

Prices and Costs

The results of discontinued operations are not included in the results below.

The average sale price (excluding the impact of derivative instruments) we achieved for oil during the years ended June 30, 2018 and June 30, 2017 was $41.89 and $36.52 per barrel, respectively.

The average sale price we achieved for gas during the years ended June 30, 2018 and June 30, 2017 was $3.71 and $0.63 per Mcf, respectively.

The average production costs (excluding production taxes) per barrel of oil equivalent was $42.19 for the year ended June 30, 2018 and $12.42 for the year ended June 30, 2017.

Drilling Activity

Year Ended June 30
	2018	2017
Net productive exploratory wells drilled	Nil	Nil
Net dry exploratory wells drilled	Nil	Nil
Net productive development wells drilled	Nil	Nil
Net dry development wells drilled	Nil	Nil

Present Drilling Activity

As of October 12, 2018, we were not participating in the process of drilling or completing any wells (including wells temporarily suspended).

For a discussion of our present development activity, see “Description of Properties—Exploration / Undeveloped Properties” in “Item 1 and 2. Business and Properties” and “Recent Developments”, “2017 and 2018 Capital Expenditures” and “Estimated 2019 Capital Expenditures” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Oil and Natural Gas Wells and Acreage

As at October 12, 2018, our wells and acreage, excluding assets held for sale were as follows:

Gross productive oil wells	42
Net productive oil wells	7
Gross productive gas wells	-
Net productive gas wells	-
Wells with multiple completions	-
Gross Developed Acres	11,904
Net Developed Acres	1,786
Gross Undeveloped Acres	2,736
Net Undeveloped Acres	411

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

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12-month average price for the commodity prices for June 30, 2017 and June 30, 2016 and costs in effect at the end of the periods indicated. The 12-month historical average of the first of the month prices used for natural gas for June 30, 2018 and June 30, 2017 were $2.91 and $3.01per Mcf, respectively. The 12-month historical average of the first of the month prices used for oil for June 30, 2018 and June 30, 2017 were $57.67 and $48.95 per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2018	2017
Future cash inflows	$187,249	$237,490

Future production costs	(99,620)	(91,920)

Future development costs	(1,642)	(13,367)

Future income taxes	-	-

Future net cashflows	85,987	132,203

10 % discount	(38,325)	(66,941)

Standardized measure of discounted future net cash flows relating to proved reserves	$47,662	$65,262

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2018 and June 30, 2017 are as follows (in $’000’s):

	Fiscal Year Ended June 30
	2018	2017
Beginning of year	$65,262	$66,747

Sales of oil and gas produced during the period, net of production costs	(3,902)	(3,122)

Net changes in prices and production costs	2,822	1,601

Previously estimated development costs incurred during the period	-	-

Changes in estimates of future development costs	(11,625)	22,929

Extensions and discoveries	-	-

Revisions of previous quantity estimates and other	(10,088)	(21,078)

Sale of reserves in place	-	(10,445)

Purchase of reserves in place	-	-

Change in future income taxes	-	-

Accretion of discount	6,526	6,675

Other	(1,333)	1,955

Balance at end of year	$47,662	$65,262

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

In June 2018, we signed a purchase and sale agreement to sell the majority of this project for $40 million, with an effective date of January 1, 2018. This transaction is currently expected to close on October 15, 2018. Under the purchase and sale agreement, we will retain a 15% working interest in certain wells within the Home Run field.

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

Upon closing the sale of these assets, the buyer of the project is expected to commence drilling the first of 20 identified PUD locations in the first quarter of 2019. We will have a 15% working interest in this well and any future Ratcliffe and Madison wells drilled in this field.

Currently we have 20 Ratcliffe PUD locations identified. The second lateral well expected to be drilled by the purchaser of the assets will test an undeveloped reservoir in the Mission Canyon Formation of the Mississippian Madison Group. Although we can make no assurances of the results of this drilling, we are optimistic about its prospects. It is possible that.this lateral could prove up a new oil field with the potential for many additional well locations (up to 20 vertical wells or 8 drill-out laterals), A 3,500 acre 4-way structural closure has already been mapped from the abundance of existing well control in the area.

These PUDs meet the definition of PUDS per the SPE PRMS guidelines and SEC definitions and have been risked accordingly.

In September 2017, we received approval for a water flood pilot project for the Home Run Field utilizing an existing wellbore which is located on the flank of the field and which is non-productive. This well, the Mays 1-20H has been tested and readied for injected water following the approval from the North Dakota Industrial Commission. We commenced injection in October 2017. The water flood is being used to add pressure to the reservoir which we believe should enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issues, in essence the water is being returned to the reservoir from which it originated. The water is currently being trucked to the injector from the existing producing wells.

During the year ended June 30, 2018, the Foreman Butte Project, excluding discontinued operations, produced 2,191 barrels of oil.

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

To date, this well has failed to produce economic quantities of hydrocarbons and all costs associated with drilling it have been written off the Statement of Operations. The well is yet to be plugged as we are waiting on testing the upper canyon spring zone with a perforation and swab test. It is unlikely that this operation will take place and a proposal for abandonment is being prepared for consideration by the other working interest owners. It is expected that this well will be plugged during the year ended June 30, 2019.

Roosevelt Project, Roosevelt County, Montana

100% Working Interest

Australia II

100% working interest

In December 2011, we drilled Australia II in the Roosevelt Project, our first appraisal (exploratory) well in this project area. This well was drilled to a total measured depth of 14,972 feet with the horizontal lateral remaining within the target zone for the entire lateral length. Oil and gas shows were returned during the drilling of this well and approximately 3,425 barrels of oil were produced. This well was being pumped, and although this well was productive, we did not believe that we would be able to recover our costs associated with drilling it. We expensed $13.1 million of previously capitalized exploration expenditure in the Statement of Operations as deferred exploration expenditure written off, which represents 100% of the costs incurred to June 30, 2012.

This well was plugged during the year ended June 30, 2018.

Rainbow Project, Williams County, North Dakota Mississippian Bakken Formation, Williston Basin

23% -52% working interest

During the year ended June 30, 2013, we acquired, in two tranches, a net 950 acres in two 1,280 acre drilling units located in the Rainbow Project, Williams County, North Dakota. The Rainbow Project is located in Sections 17, 18, 19 and 20 in T158N R99W.

The acquisition involved an acreage trade by the parties and a future carry of the vendor by us in the initial drilling program on the Rainbow Project. We transferred 160 net acres from our 1,200 acre undeveloped acreage holding in North Stockyard and the vendor will fund its share (between 7.5% and 8.5%) of the North Stockyard initial infill program. We have acquired 950 net acres in the Rainbow Project from the vendor for this acreage trade and have paid $1 million to the vendor, in lieu of a carry as we did not spud a well within the desired time frame. $0.6 million of this payment was made prior to June 30, 2015 with the remaining $0.4 million paid during the year ended June 30, 2016.

In the western drilling unit of the acquired acreage, we hold a 52.21% working interest. In the eastern drilling unit, our interest is 23%.

Our first Rainbow well, Gladys 1-20, drilled by Continental Resources, spud on June 28, 2014 and was drilled to a total depth of 19,994 feet. The well is 1,280 acre lateral (approximately 10,000 feet) in the middle member of the Bakken formation.

There has been no further drilling activity on this lease during the prior year and 652 acres have expired.

Cane Creek Project, Grand & San Juan Counties, Utah

Pennsylvanian Paradox Formation, Paradox Basin

100% working interest

On November 5, 2014, we entered into an Other Business Arrangement (“OBA”) with the Utah School and Institutional Trust Lands Administration (“SITLA”) covering approximately 8,080 gross/net acres located in Grand and San Juan Counties, Utah, all of which are administered by SITLA. We were granted an option period for two years, expiring November 30th, 2016 in order to enter into a Multiple Mineral Development Agreement (“MMDA”) with another company who hold leases to extract potash in an acreage position situated within our project area. Upon entering into the MMDA, SITLA would be obligated to deliver oil and gas leases covering our project area at a cost of $75 per acre to us. The MMDA has been finalized though it has not yet been executed. We paid an additional option fee in November 2016 to extend our option to November 30th, 2017. This option expired unexercised in November 2017.

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

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. These contracts are generally set up on a month to month basis and can be cancelled at any time by either party giving 30 days notice. We had no material delivery commitments as of October 12, 2018.

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

The Oil Pollution Act (“OPA”) of 1990 places strict liability for oil spills on the "responsible party," which it defines for onshore facilities as the owner or operator of a facility or pipeline. Strict liability means liability without fault. The OPA provides for the recovery of cleanup and removal costs, and also recognizes as recoverable damages the loss of profits or impairment of earning capacity due to the injury to natural resources caused by an oil spill. Further, a federal, state, foreign government, or Indian tribe trustee may recover damages for injury to natural resources, including the reasonable cost of assessing the damage. Finally, federal and state governments may also recover damages for the loss of taxes, royalties, rents, fees, or profits brought about by injury to property or natural resources. We may be subject to strict liability under OPA for all or part of the costs of cleaning up oil spills from our facilities and for natural resource damages. We have not, to our knowledge, been identified as a responsible party under OPA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their operation of those properties.

Safe Drinking Water Act – Regulation of Hydraulic Fracturing. The federal Safe Drinking Water Act, or the “SDWA”, is the main federal law that authorizes the United States Environmental Protection Agency (“EPA”) to set standards for drinking water quality and oversee the states, localities, and water suppliers who implement those standards. The Underground Injection Control (UIC) Program under the SDWA is responsible for regulating the construction, operation, permitting, and closure of injection wells that place fluids underground. The Energy Policy Act of 2005 currently excludes hydraulic fracturing from regulation by the SDWA. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation.

The United States Congress has on multiple occasions considered, and may in the future consider, legislation such as the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, to amend the SDWA to repeal this exemption. However, Congress has not taken any significant action on such legislation. A version of the FRAC Act was introduced in 2017 but remains in the first stages of the legislative process. If enacted as currently proposed, the FRAC Act would amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, including disclosure of chemicals used in the fracturing process, and meet plugging and abandonment requirements. The FRAC Act’s proposal to require the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. It is not possible to predict whether a future session of Congress may act further on hydraulic fracturing legislation. Such legislation, if adopted, could establish additional regulation and permitting requirements at the federal level.

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

Air Emissions.  Our operations are subject to local, state and federal regulations governing emissions of air pollutants. Major sources of air pollutants are subject to more stringent, federally based permitting requirements. Producing wells, natural gas plants and electric generating facilities all emit volatile organic compounds (“VOCs”) and nitrous oxides in their normal operation.  Civil and administrative enforcement actions for failure to comply strictly with air pollution regulations or permits generally are resolved by payment of monetary fines, performance of mitigation projects to offset excess emissions and the correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain sources of emissions.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” methods to capture natural gas that would otherwise escape into the air or be combusted. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, valves and connectors. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations.  The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Environmental groups filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. And on September 12, 2018, EPA proposed revisions to its 2016 methane regulations and sought comment on additional areas for possible revision as part of its previously noted reconsideration of those rules. While EPA continues to reconsider aspects of the methane rule, it will remain effective.  These new and revised regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane regulations issued in June 2016. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Trump by Executive Order 13,783, and the June 2016 methane regulations, though currently effective, are the subject of proposed and possible further reconsideration and revision, as noted above. EPA has also solicited comment on a proposed two-year stay of those methane rules. Those methane regulations remain in effect until possible revision or repeal by separate EPA rulemaking in the future, which action is also likely to be challenged in the courts. While the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and could require major sources of GHG emissions to obtain GHG emission “allowances” to continue their operations, the current administration’s decision to withdraw from the Paris Climate accords, announced on June 1, 2017, among other factors, makes passage of such legislation less likely in the near term.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

BLM Venting and Flaring Proposed Rule. On January 22, 2016 the Department of Interior’s Bureau of Land Management (BLM) released a proposed BLM Waste Prevention, Production Subject to Royalties, and Resource Conservation proposed rule. Comment on the proposed rule closed on April 22, 2016, and BLM issued its final rule on November 18, 2016. Petitions for judicial review of the rule were filed by industry groups and, as a result, BLM postponed compliance dates for certain sections of the rule pending judicial review. The 2016 rule was designed to replace the BLM's notice to lessees, NTL-4A, on venting and flaring at oil and gas facilities producing on federal and tribal lands by dealing with provisions related to venting and flaring of oil and natural gas, leak detection, storage tanks, pneumatic controllers and pumps, well maintenance and unloading, drilling and completions, and royalties. On September 18, 2018, however, the BLM substantially revised its 2016 Waste Prevention Rule, which had also been the subject of multiple court challenges but had become effective at certain points in the interim due to various court rulings. The 2018 rule essentially reverts the agency’s regulation of venting and flaring to what existed before the 2016 Waste Prevention Rule was promulgated.

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

As described in Note 5 to our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $3.4 million as of June 30, 2018. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 13%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations. Following the sale of the Foreman Butte project this balance will be reduced by $2.5 million to reflect the abandonment liability transferred to the buyer of the property.

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

Employees

At October 12, 2018, we had 4 employees in Denver, Colorado, U.S. We also have 2 part time employees and 1 full time employee located in Perth, Western Australia that are involved in facilitating the administration of the Company.

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

We have significant outstanding indebtedness under our credit facility with Mutual of Omaha Bank. As of June 30, 2018, we had drawn $23.5 million of the $24 million borrowing base under our credit facility. We have signed a forbearance agreement with Mutual of Omaha Bank that will expire on October 15, 2018 or when the pending asset sale closes, whichever is soonest.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend upon the completion of sale of our Foreman Butte assets, which may be beyond our control.  If the sale closes as expected, our future operating performance and financial condition will be affected by prevailing economic conditions and financial, business and other factors, many of which we also cannot control. In any event, we cannot assure you that our business will generate sufficient cash flows from operations, or that future capital will be available to us under a new credit facility or otherwise, in an amount sufficient to fund our liquidity needs. In the absence of adequate cash from operations and other available capital resources, we could face substantial liquidity problems, and we might be required to seek additional debt or equity financing or to dispose of material assets or operations to meet our debt service and other obligations.  We cannot assure you that we would be able to raise capital through debt or equity financings on terms acceptable to us or at all, or that we could consummate dispositions of assets or operations for fair market value, in a timely manner or at all.  Furthermore, any proceeds that we could realize from any financings or dispositions may not be adequate to meet our debt service or other obligations then due.

Our auditors and management have expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the financial statements, we incurred a net loss of $6.0 million for the year ended June 30, 2018. As at that date, our total current liabilities of $34.8 million (excluding discontinued operations) exceed our total current assets of $3.5 million (excluding discontinued operations). Additionally, we are in violation of our debt covenants and have suffered recurring losses from operations. We believe these circumstances raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent on the pending sale of substantially all of our assets. If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations or seek bankruptcy protection, in which event our shareholders could lose their entire investment.

We are in breach of multiple covenants under our credit agreement and we are relying on our senior lender’s forbearance from exercising its rights under the credit agreement, which include the right to foreclose upon our assets.

We remain in breach of multiple covenants under our credit agreement with Mutual of Omaha Bank. There is no assurance that the Bank will not declare a default and seek immediate repayment of the entire debt borrowed under the facility because of these breaches.

We have signed a forbearance agreement with the Bank that requires us to repay our credit facility with them by October 15, 2018 through the pending sale of substantially all of our assets, currently due to close October 15, 2018. If this buyer fails to close the transaction as agreed in the purchase and sale agreement, signed on June 14, 2018 and subsequently amended, the Bank will have the right to seek other remedies to require immediate repayment of the facility. These could include the foreclosure of our assets. There can be no guarantee that the Bank will continue to its forbearance or that our pending sale will close on the terms provided in the purchase and sale agreement, as amended.

We recorded a significant impairment on the carrying value of our oil and gas assets during the fiscal years ended June 30, 2016 and 2015 and may record additional impairments in the future.

We recognized impairment expense of $11.0 million for the twelve months ended June 30, 2016, in addition to the impairment expense of $21.5 million we recognized for the twelve months ended June 30, 2015 of $21.5 million. The impairment expense recognized in both years is primarily in relation to our former North Stockyard project as a direct result of the significant fall in the oil price. Subsequent adverse changes in oil and gas prices or drilling results may result in us being unable to recover the carrying value of our long-lived assets and make it appropriate to recognize more impairments in future periods. Such impairments could materially and adversely affect our results of operations. For the fiscal year ended June 30, 2017, we recorded $0.2 million in impairments in relation to our oil inventory. While our pending sale of the Foreman Butte project and recent increases in oil and gas prices resulted in no impairment expense in the year ended June 30, 2018, a failure to close the proposed sale or a deterioration in oil and gas prices could lead to future impairment expense.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2016 and June 30, 2015. We have not recorded any write downs of our oil and gas properties for the years ended June 30, 2017 and 2018. While our pending sale of the Foreman Butte project and recent increases in oil and gas prices resulted in no impairment expense in the year ended June 30, 2018, a failure to close the proposed sale or a deterioration in oil and gas prices could lead to future impairment expense.

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

If our revenues or the borrowing base under our revolving credit facility decreases as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We have in the past funded a portion of our capital expenditures with proceeds from the sale of our properties, such as the sale of a portion of the North Stockyard properties to Slawson Exploration Company in August 2013. More recent sales of properties have been used to repay debt or provide working capital.

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

If the sale of the Foreman Butte Project closes, the development of substantially all of our oil and gas assets will be outside of our control until we acquire new oil and gas assets that we do control.

While we have received assurances from the purchaser of the Foreman Butte Project that it will proceed with the planned development of the Home Run Field, in which we will retain a 15% working interest, the purchaser is not legally bound to proceed with that plan or may elect to delay such development for an unspecified time. While we will retain the right, as a working interest owner, to propose and drill some of the proposed wells for our own account without the purchaser’s consent, there is no assurance that we will have the capital resources necessary to complete all or substantially all of the planned development without the active participation of the purchaser. We currently plan to use the cash remaining after the sale to acquire new oil and gas properties, but there is no assurance that we will be able to acquire suitable properties or that we will have the capital, resources or control necessary to fully develop such properties.

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

The profitability of wells are generally reduced or eliminated as commodity prices decline. In addition, certain wells that are profitable may not meet our internal return targets. Recent price declines and a lack of available capital have caused us to significantly reduce our new exploration and development activity which may adversely affect our results of operations, cash flows and our business.

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

In addition, some of the properties that we may develop for production are located on federal lands where drilling and other related activities cannot be conducted during certain times of the year due to environmental considerations. This could adversely affect our ability to operate in those areas and may intensify competition during certain times for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs, particularly if our exploration or development activities on federal lands, or our production from federal lands increases.

Our business involves significant operating risks that could adversely affect our production and could be expensive to remedy. We do not have insurance to cover all of the risks that we may face.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

☐	well blowouts;

☐	cratering and explosions;

☐	pipe failures and ruptures;

☐	pipeline accidents and failures;

☐	casing collapses;

☐	fires;

☐	mechanical and operational problems that affect production;

☐	formations with abnormal pressures;

☐	uncontrollable flows of oil, natural gas, brine or well fluids;

☐	releases of contaminants into the environment; and

☐	failure of subcontractors to perform or supply goods or services or personnel shortages.

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

Our exploration, development, and production operations are regulated extensively at the federal, state and local levels. Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and reclaim oil and natural gas wells and related production facilities. Under these laws and regulations, we also could be held liable for personal injuries, property damage, clean-up costs, and other damages. Failure to comply with these laws and regulations may result in the suspension or termination of operations and subject us to administrative, civil and criminal penalties. Moreover, public interest in environmental protection has increased in recent years, and environmental organizations have opposed, with some success, certain drilling projects.

The environmental laws and regulations to which we are subject:

1.	require applying for and receiving permits before drilling commences;

2.	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

3.	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected or sensitive areas; and

4.	impose substantial liabilities for unpermitted releases and emissions resulting from our operations.

If any of our operations require federal permits or otherwise involve a “major federal action” that significantly impacts the environment, we may be required to prepare an environmental impact statement (“EIS”) pursuant to the National Environmental Policy Act to obtain the federal permits necessary to proceed with the development of certain oil and gas properties. There can be no assurance that we will obtain all necessary permits and, if obtained, that the costs associated with completing the EIS and obtaining such permits will not exceed those that previously had been estimated. It is possible that the costs and delays associated with compliance with such requirements could cause us to delay or abandon the further development of certain properties.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, emission controls, storage, transportation, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. For example, because of its potential effect on ground water, seismic activity, and local communities, hydraulic fracturing and associated water disposal currently are the subject of regulatory scrutiny, negative press, and proposed legislative changes, particularly at the state and local level. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. Legislative and regulatory efforts to further regulate this process may render permitting and compliance requirements more stringent for hydraulic fracturing, which may limit or prohibit use of the process. While none of our properties are expected to be subject to any such changes, there is no assurance that this will remain the case.

President Donald Trump’s election and inauguration in January 2017 has resulted in uncertainty with respect to the future environmental regulation of the oil and natural gas industry. This uncertainty may affect how the oil and gas industry is regulated, and could also increase the level of public interest in environmental protection and safety concerns and may result in new or different pressures being exerted. For example, President Trump issued Executive Order 13,783 (March 28, 2017) entitled “Promoting Energy Independence and Economic Growth.” The stated goal is to “suspend, revise, or rescind [regulations] that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest.” This Executive Order identified a number of Obama-era Clean Air Act and Clean Water Act regulations for reconsideration by the EPA. Public interest groups may increase their use of litigation as a means to require more stringent regulation of the oil and natural gas industry. As noted, there may be heightened litigation regarding any revision or rescission of these rules, resulting in uncertainty for the regulated community.

Over the years, we have owned or leased numerous properties for oil and gas activities upon which petroleum hydrocarbons or other materials may have been released by us or predecessor property owners or lessees who were not under our control. Under applicable environmental laws and regulations, including CERCLA, RCRA and analogous state laws, we could be held strictly liable for the removal or remediation of any such previously released contaminants at such locations, in some cases regardless of whether we were responsible for the release or whether the operations were compliant with applicable regulations or standard practice within the industry at the time they were performed.

Our operations also are subject to wildlife-protection laws and regulations such as the Migratory Bird Treaty Act (MBTA). For example, some oil companies have been charged under the MBTA with killing migratory birds that have died in reserve pits in North Dakota, where we conduct operations. Reserve pits are used during oil and gas drilling operations and can pose an attractive nuisance to migratory birds. During the cleanup phase of a reserve pit, North Dakota requires companies to cover the pit with a net if it is open for more than 90 days to reduce the risk of bird mortality.

The federal Clean Water Act and analogous state laws impose strict controls against the unpermitted discharge of pollutants and fill material, including spills and leaks of crude oil and other substances from our operations. The Clean Water Act also requires approval and/or permits prior to construction, where construction will disturb wetlands or other waters of the U.S. The Clean Water Act also regulates storm water run-off from crude oil and natural gas facilities and requires storm water discharge permits for certain activities. Spill Prevention, Control, and Countermeasure ("SPCC") plan requirements of the Clean Water Act dictate use of appropriate secondary containment loadout controls, piping controls, berms, and other measures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon spill, rupture, or leak, and that these measures be included in a written SPCC plan that is updated periodically.

The BLM had issued a final rule regulating hydraulic fracturing in 2015 (the “HF Rule”), and though never effective due to numerous court challenges, the HF Rule was rescinded by final rule of BLM published in the Federal Register December 28, 2017. That rescission was effected as part of President Trump’s goal to reduce the burden of federal regulations that hinder economic growth and energy development, and Department of Interior Secretarial Order No. 3349, “Promoting Energy Independence and Economic Growth.”

Additionally, BLM also published a final rule on September 18, 2018, substantially revising its 2016 Waste Prevention Rule, which was also the subject of multiple court challenges, and had become effective at certain points in the interim due to various court rulings. The final rule essentially reverts the agency’s regulation of venting and flaring to what existed before the 2016 Waste Prevention Rule was promulgated.

Despite the noted BLM rescissions and revisions of prior hydraulic fracturing regulations at the federal level, EPA in 2014 and 2017 issued technical permitting guidance under the Safe Drinking Water Act (“SDWA”) for the underground injection of liquids from hydraulically fractured (and other) wells where diesel fuels are used which guidance remains the agency’s current policy. Although Samson does not use diesel fuel in its hydraulic fracturing activities, continued EPA adherence to this guidance may create duplicative federal and state requirements in certain jurisdictions where Samson operates.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the volatile organic compounds (“VOC”) emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” methods to capture natural gas that would otherwise escape into the air or be combusted. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, valves and connectors. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations.  The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Environmental groups filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. And on September 12, 2018, EPA proposed revisions to its 2016 methane regulations and sought comment on additional areas for possible revision as part of its previously noted reconsideration of those rules. While EPA continues to reconsider aspects of the methane rule, it will remain effective.  These new and revised regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane regulations issued in June 2016. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Trump by Executive Order 13,783, and the June 2016 methane regulations, though currently effective, are the subject of proposed and possible further reconsideration and revision,, as noted above. EPA has also solicited comment on a proposed two-year stay of those methane rules. Those methane regulations remain in effect until possible revision or repeal by separate EPA rulemaking in the future, which action is also likely to be challenged in the courts. While the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and could require major sources of GHG emissions to obtain GHG emission “allowances” to continue their operations, the current administration’s decision to withdraw from the Paris Climate accords, announced on June 1, 2017, among other factors, makes passage of such legislation less likely in the near term.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

Finally, another federal regulation affecting hydraulic fracturing activities is the Occupational Safety and Health Administration’s (OSHA) final rule on Occupational Exposure to Respirable Crystalline Silica, which includes specific requirements applicable to hydraulic fracturing operations in the oil and gas industry published on March 25, 2016. . Hydraulic fracturing operations in the oil and gas industry are regulated under OSHA’s “general industry” regulations. The final silica rule establishes a new permissible exposure limit (PEL) of 50 micrograms of respirable crystalline silica per cubic meter of air (50 µg/m3) as an 8-hour, time-weighted average in all industries covered by the rule. The rule also includes other employee-protection provisions, such as requirements for exposure assessment, methods for controlling exposure, respiratory protection, medical surveillance, hazard communication, and recordkeeping. Implementation of this rule could increase operating costs. The final rule took effect on June 23, 2016, after which industries have one to five years to comply with most requirements.

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

Instability in the global financial system may have a material impact on our liquidity and our financial condition. We previously relied upon access to both our revolving credit facility and longer-term capital markets as sources of liquidity for any capital requirements not satisfied by the cash flow from operations or other sources. Our ability to access the capital markets or borrow money may be restricted or made more expensive at a time when we would like, or need, to raise capital, which could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations and capital expenditures in the future. The economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us, and on the liquidity of our operating partners, resulting in delays in operations or their failure to make required payments. Also, market conditions, including with respect to commodity prices such as for oil and gas, could have an impact on our oil and gas derivative instruments if our counterparties are unable to perform their obligations or seek bankruptcy protection. Additionally, challenges in the economy have led and could further lead to reductions in the demand for oil and gas, or further reductions in the prices of oil and gas, or both, which could have a negative impact on our financial position, results of operations and cash flows.

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

Recent and future changes to U.S. tax laws could materially adversely affect us.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, significantly revising the U. S. Internal Revenue Code (the “Code”). The Tax Act, among other things, reduces the backup withholding tax rate from 28% to 24% and contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” repeal of the alternative minimum tax (“AMT”) for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, revision in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or elimination of many business deductions and credits. Notwithstanding the reduction in the U.S. corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected.

The impact of the Tax Act on our shareholders is also uncertain and could have an adverse impact on us. For example, recent changes in federal income tax law resulting in additional taxes owed by U.S. shareholders related to “controlled foreign corporations” may discourage U.S. investors from owning or acquiring (directly, indirectly or constructively) 10% or greater of our outstanding shares, whether held as ordinary shares or ADSs, which other shareholders may have previously viewed as beneficial. This change may otherwise negatively impact the trading price of our ADSs. We urge our shareholders to consult with their legal and tax advisors with respect to the Tax Act.

Risks Related to Our Securities

Currency fluctuations may adversely affect the price of our ADSs relative to the price of our ordinary shares.

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2018, the Australian dollar has, as a general trend, maintained its value against the U.S. dollar, though the Australian dollar began weakening relative to the U.S. dollar in the first half of 2018 and through September 2018, and the exchange rate remains volatile. As the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

The prices of our ordinary shares and ADSs have been and will likely continue to be volatile.

 Trading in our ordinary shares is currently suspended on the ASX. The trading prices of our ordinary shares on the ASX and of our ADSs on the OTCQB have been volatile and will likely to continue to be volatile (in the case of our ordinary shares, assuming the resumption of trading on the ASX).  Other natural resource companies have experienced similar volatility for their shares, leading us to expect that the results of exploration activities, the price of oil and natural gas, future operating results, market conditions for natural resource shares in general, and other factors beyond our control, could have a significant adverse or positive impact on the market price of our ordinary shares and ADSs. We also believe that this volatility creates opportunities for arbitrage trading between the ASX and OTCQB markets.  While we recognize that arbitrage trading is an appropriate market mechanism to eliminate the differences between different trading markets resulting from the combination of volatile stock prices and inter-market inefficiencies, some of our shareholders may not be in a position to take advantage of the potential profits available to arbitrageurs in such cases.

Our ADSs may be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

As a result of our delisting from the NYSE American and the pending sale of the Foreman Butte Project, requiring us to account for those assets as properties held for sale, our ADSs may now be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have net tangible assets worth of at least $2,000,000 if the company has been operating for three or more years. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities. If we close the proposed sale of the Foreman Butte Project, we expect to have net tangible assets in excess of $2,000,000 and would therefore no longer be subject to the penny stock rules.

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

Our ADSs are required to trade on the over-the-counter market and therefore selling the ADS could be more difficult.

As our ADSs on the over-the-counter market, selling them may be difficult due to reduced trading volume, transaction delays, and reduced security analyst coverage. In addition, as the ADSs have been delisted from the NYSE American, additional regulatory burdens are imposed upon broker-dealers that may discourage them from effecting transactions in such securities, as discussed in greater detail below, further limiting the liquidity of the ADSs. These factors could result in lower prices and larger spreads in the bid and ask prices for our securities. The delisting from the NYSE American exchange and continued or further declines in our share price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions. Any such limitations on our ability to raise debt and equity capital could prevent us from making future investments and satisfying maturing debt commitments.

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

Potential investors in our ordinary shares or ADSs should consider the risk that we could be now, or could in the future become, a PFIC for U.S. federal income tax purposes. We do not believe that we were a PFIC for the taxable year ended June 30, 2018, and do not expect to be a PFIC in the foreseeable future. However, the tests for determining PFIC status depend upon a number of factors, some of which are beyond our control and subject to uncertainties, and accordingly we cannot be certain of our PFIC status for the current, or any other, taxable year. We do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any taxable year.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2018, subject to meeting the vesting requirements we had outstanding options to purchase an aggregate of approximately 314,500,000 of our ordinary shares granted to certain of our directors, officers and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. In addition, as of June 30, 2018, we had warrants outstanding which may be exercised by warrant holders for 314,500,000 ordinary shares. The exercise prices of the warrants and options is between 0.0055 and 0.07 cents (Australian) per share, and the warrants and options expire around November 2026. The exercise of such warrants could have similarly adverse consequences on the trading prices for our shares.

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

Our ADS holders do not have the right to receive notices of general meetings or to attend and vote at our general meetings of shareholders. Our practice is to give ADS holders notices of general meetings and to enable them to vote at our general meetings of shareholders, but we are not obligated to continue to do so.  Our ADS holders may instruct the depositary to vote the ordinary shares underlying their ADSs, but only when we ask the depositary to ask for their instructions.  Although our practice is to have the depositary ask for the instructions of ADS holders, we are not obligated to do so, and if we do not, our ADS holders would not be able to exercise their right to vote.  ADS holders can exercise their right to vote the ordinary shares underlying their ADSs by withdrawing the ordinary shares. It is possible, however, that our ADS holders would not know about the meeting enough in advance to withdraw the ordinary shares.

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

A.  Market Information –

Our American Depositary Shares (“ADS”), were listed on the NYSE American from January 7, 2008 to November 16, 2017 under the symbol “SSN”. Following our delisting from the NYSE American exchange, we began trading on the OTC QB under the symbol “SSNYY”.  As of October 10, 2018, 10,730,914 ADSs were outstanding and we had approximately 11,396 beneficial owners of ADS.  On March 30, 2015 the ratio of ordinary shares to ADS was changed from 20 to 1, to 200 to 1.

The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE American or OTCQB as appropriate.  On October 11, 2018, the closing price of our ADSs on OTC QB was $0.18.

	NYSE American/ OTC QB American Depositary Share (ADS) Price (in USD)
	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter (July 1 – September 30)	$0.50	$0.33	$0.83	$0.67
Second Quarter (October 1 – December 31)	$0.44	$0.12	$0.78	$0.52
Third Quarter (January 1 – March 31)	$0.29	$0.14	$0.74	$0.54
Fourth Quarter (April 1 – June 30)	$0.29	$0.18	$0.59	$0.42

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of October 12, 2018, 3,283,000,444 ordinary shares were outstanding, and we had approximately 3,821 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  Our trading on the ASX was halted on April 12, 2018, and we have requested voluntary suspension of our trading since then. On April 11, 2018, the last day the stock traded on the ASX, the closing price of our ordinary shares on the ASX was A$0.002.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter (July 1 – September 30)	$.003	$.001	$.006	$.004
Second Quarter (October 1 – December 31)	$.002	$.001	$.007	$.004
Third Quarter (January 1 – March 31)	$.002	$.001	$.005	$.003
Fourth Quarter (April 1 – June 30)	$.002	$.001	$.004	$.003

B.  Holders

As of October 12, 2018 there were approximately 3,821 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs and there were approximately 11,396 beneficial holders of our ADS as of October 12, 2018.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2018 Annual General Meeting of Shareholders. In the event that our definitive Proxy Statement is not filed on or before October 29, 2018, we will amend this Form 10-K report to add the required information in Part III.

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

The discussion is relevant only to shareholders or ADS holders that are not residents of Australia for tax purposes and are residents of the U.S. for the purposes of the USDTA (“U.S. Equity Holders”).

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

Therefore, unless a U.S. Equity Holder and its associates holds a direct participation interest of at least 10% (as described above) it should not make a taxable capital gain or capital loss for Australian tax purposes with respect to the sale of shares or ADSs, irrespective of the percentage of our assets that constitute Australian real property. There should therefore be no tax payable on any gain on the sale of the shares or ADSs.

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

Australia has an imputation system which allows a company which distributes profits to its members to pass on to its members a credit for the tax already paid by the company to its members.  This is known as a franking credit. The amount of the franking credit attached to the dividend is at the discretion of the paying company but cannot exceed the balance of the company’s franking account (broadly the net of any income tax paid less franking credits attached to previous dividends).  To the extent that the dividend is franked, the dividend is not subject to withholding tax when paid to U.S. Equity Holders.  This means that a fully franked dividend is not subject to any withholding tax.

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2018 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

Dividends received from us will not be “qualified dividend income” if we are a PFIC in the year of payment or were a PFIC in the year preceding the year of payment, and will be subject to taxation at ordinary income rates.

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

The excess distribution regime would not apply to any U.S. Holder who is eligible for and timely makes a valid “qualified electing fund” (“QEF”) election, in which case such holder would be required to include in income on a current basis such holder’s pro rata share of our ordinary income and net capital gains.  To be timely, a QEF election must be made for the U.S. Holder’s first taxable year that includes any portion of the U.S. Holder’s holding period in our ADS or ordinary shares during which we are a PFIC.  For this purpose, a U.S. Holder may elect to restart the U.S. Holder’s holding period in our ADSs or ordinary shares by agreeing to recognize, and pay tax and interest on under the excess distribution regime described above, the amount of any appreciation in the ADSs or ordinary shares held.   However, a U.S. Holder’s QEF election will be valid only if we provide certain annual information to our shareholders.  We have not decided at this time whether we will provide such annual information and thus it is possible that U.S. Holders will not be able to make a valid QEF election with respect to our ordinary shares and ADSs.

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

Tax Rates Applicable to Ordinary Income and Capital Gains of Non-Corporate U.S. Holders

Ordinary income and short-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 37%. Long-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 20%.

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

Pending Asset Sale

In June 2018, we signed a purchase and sale agreement for the sale of the Foreman Butte Project, subject to our retention of a 15% working interest in a portion of the Project (the “Foreman Butte Sale”). This transaction received shareholder approval at a general meeting held on August 13, 2018. The purchase price is $40 million with an effective date of January 1, 2018.

At the purchaser’s request, the closing date was extended to October 15, 2018.

The Foreman Butte Project constitutes the majority of our operating assets. Upon closing of the transaction, we will retain a 15% working interest in certain wells in the Home Run Field.

The proceeds of the Foreman Butte Sale will be used to repay our credit facility with Mutual of Omaha Bank in full and bring our other accounts payable current. We estimate that after these repayments, we will have no outstanding debt and will retain $6.5 million cash proceeds from the sale.

Until the drilling program in Home Run commences we will have minimal revenue generating operations. We anticipate that our liquidity will consist of residual cash from the proceeds of the sale of our assets after repayment of our credit facility and other expenses and that our capital expenditure budget for the year ending June 30, 2019 will be approximately $1.5 million. We currently plan to deploy these funds as our share of the drilling of proved undeveloped locations in the Home Run field. We plan to fund this activity with our current cash on hand, following the sale of the majority working interest in the Foreman Butte project. We also plan on continuing to look for another project to continue to grow our production profile. It is likely that a new acquisition would be funded through a combination of new debt and the issuance of new equity. There can be no guarantee that we will be able to successfully buy another project or access the capital to fund it.

Our net oil production, excluding the results of discontinued operations was 6,021 barrels of oil for the year ended June 30, 2018 compared to 61,516 barrels of oil for the year ended June 30, 2017. Our net gas production was 7,284 Mcf for the year ended June 30, 2018 compared to 434,998 Mcf for the year ended June 30, 2017.

On June 30, 2016 we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price was $15 million The transaction closed on October 31, 2016.

On May 31, 2017 we closed on the sale of our State GC project in New Mexico for $1.2 million. This project consisted of two wells in Lea County, New Mexico.

Recent Developments

Operations

We are expecting to close our Foreman Butte sale on October 15, 2018. The effective date of the sale was January 1, 2018 and the sale price is $40 million. We retained a 15% working interest in certain wells, generally known as the Home Run field, within the Foreman Butte project area. We are expecting to participate in the drilling of our first well in this project in the first quarter of 2019.

In April 2016 we closed on our Foreman Butte acquisition. We were awarded operatorship of wells located in Montana by the Montana Board of Oil and Gas on April 2, 2016 and we were awarded operatorship of wells located in North Dakota by the North Dakota Industrial Commission on June 3, 2016. After we were awarded operatorship we commenced a workover program to return 32 wells that were non-producing to production prior to June 30, 2016.

The sale of the North Stockyard project closed October 31, 2016. The effective date of the transaction was the day after the sale closes. This project had a written down value of $13.8 million at June 30, 2016. It was disclosed as an asset held for sale on the Balance Sheet as at June 30, 2016.

Following the significant fall in the oil price and the below expectation drilling results seen in our exploration properties, we did not complete any significant exploration operations during our fiscal years ended June 30, 2017 or 2018.

Liquidity

Following the closure of our pending sale of our majority interest in the Foreman Butte project, we will repay our outstanding credit facility with Mutual of Omaha Bank and other accounts payable balances in full. Our ability to continue as a going concern is dependent on the closing of a sale of these assets and the successful drilling of the PUD wells in the Home Run project and the acquisition or development of further production.

Results of Operations

The results below exclude the impacts of discontinued operations for the years ended June 30, 2018 and 2017. The results also exclude the impact of closing the Foreman Butte Asset Sale, which will be effective as of January 1, 2018. The financial impact of this will be recognized during the year ended June 30, 2019. `

Net income (loss)

The result for the fiscal year ended June 30, 2018 was a net loss of $6.8 million, compared to a net loss of $1.7 million for the year ended June 30, 2017.  The net loss in 2018 includes $2.7 million in loss on derivative instruments.

The net loss in 2017 included a gain in derivatives of $1.3 million and a gain on sale of assets of $2.2 million.

The following table, excluding discontinued operations, reflects the components of our oil and natural gas production and sales prices, and our operating revenues, costs and expenses, for the periods indicated.

	Fiscal Year ended June 30,
	2018	2017
Production Volume:
Oil (Bbls)	6,021	61,516
Natural gas (Mcf)	7,284	434,998
BOE	7,235	134,016

Oil Price per Bbl Produced (in dollars):

Realized price, excluded in the impact of derivative instruments	$41.89	$36.52

Natural Gas Price per Mcf Produced (in dollars):

Realized price	$3.71	$0.63

	Fiscal Year ended June 30,
	2018	2017
Expense per BOE:
Lease operating expenses	$38.20	$12.42
Production and property taxes	$5.61	$2.97
Depletion, depreciation and amortization	$22.95	$14.22
General and administrative expense	$572.41	$37.57
Interest expense, net of amounts capitalised	$-	$-

Comparison of Year Ended June 30, 2018 to year ended June 30, 2017

	Year ended		Variance	% Change
Item	June 30, 2018	June 30, 2017
Continuing Operations
Oil and gas revenues	$279,282	$2,553,569	$(2,274,287)	-89%
Interest income	229	411	(182)	-44%
Gain on derivative instruments	-	1,297,472	(1,297,472)	-100%
Gain on sale of assets	178,407	2,250,070	(2,071,663)	-92%
Other income	80,893	66,707	14,186	21%
Lease operating expense	(406,114)	(2,209,583)	1,749,469	-79%
Depletion, depreciation and amortization	(166,030)	(218,635)	52,605	-24%
Impairment of oil and gas properties	-	(244,480)	244,480	-100%
Exploration and evaluation expenditure	(325,304)	(78,391)	(246,913)	315%
Accretion of Asset Retirement Obligations	(34,554)	(52,801)	18,247	-35%
General and administrative cost	(4,141,399)	(5,034,746)	893,347	-18%
Abandonment expense	(128,862)	(3,055)	(125,807)	4118%
Provision for doubtful debts	(75,000)	-	(75,000)	100%
Loss on derivative instruments	(2,722,166)	-	(2,722,166)	100%

Net income (loss) from continuing operations	$(6,782,562)	$(1,673,462)	$(5,109,100)

Oil and gas revenues

Oil and gas revenues decreased from the year ended June 30, 2017 to the year ended June 30, 2018, from $2.4 million to $0.25 million.  Oil production decreased from 61,516 Bbls for the year ended June 30, 2017 to 6,021 Bbls for the year ended June 30, 2018. The decrease in production is due to the sale of our North Stockyard field which closed on October 31, 2016 and our relatively small net revenue interest we have retained in our Foreman Butte project area. The average oil sale price received also increased in line with global oil prices from $36.52 per barrel for the year ended June 30, 2017 to $41.89 per barrel for the year ended June 30, 2018 (excluding the impact of derivative instruments).

Our natural gas production decreased for the year ended June 30, 2018 to 7,284 Mcf from 434,998 Mcf for the year ended June 30, 2017. The 2017 production decreased following the sale of our North Stockyard field which closed on October 31, 2016.  The realized gas price increased from $0.63 per Mcf for the year ended June 30, 2017 to $3.71 per Mcf for the year ended June 30, 2018.

Impairment

Included in the loss for fiscal year ended June 30, 2017 is $0.2 million of impairment expense compared to $nil million for fiscal year ended June 30, 2018.

The impairment in the prior year relates to a write down in the value of oil inventory held on the balance sheet related to our accounting policy of holding the inventory at the lower of cost or net realizable value.

Exploration and evaluation expenditures

Exploration expenditures were slightly higher for June 30, 2018 at $0.3 million compared to $0.1 million for June 30, 2017.  This was the result of previously capitalized expenditures relating to Cane Creek being written off in the current year.

Lease operating expenses

Lease operating expenses decreased from $2.2 million for fiscal year 2017 to $0.5 million in fiscal year 2018, including $0.04 million in workover costs. Costs decreased due to the sale of our interest in the North Stockyard field.

Depletion, depreciation and amortization

Depletion, depreciation and amortization expense remained consistent at $0.2 million for fiscal year 2017 to $0.2 million in fiscal year 2018. Depletion has not been charged on the assets being held for sale since March 31, 2018 when the asset was designated as held for sale.

General and administrative expense

General and administrative expense decreased from $5.0 million for the year ended June 30, 2017 to $4.1 million for the year ended June 30, 2018. Included in the cost in 2018 is $0.4 compared to $0.7 million for the financial year ended June 30, 2017 in share based payments related to warrants granted to employees and shares issued to employees in lieu of salary. Effective October 1, 2017 certain employees and directors took 25% pay cuts in order to reduce cash administrative costs while working through the asset sale process. Management intends to continue its tight cost control discipline with respect to general and administrative costs in the future.

Gain/(Loss) on derivative instruments

During the year ended June 30, 2018 we recognized a loss of $2.7 million on derivate instruments compared to a gain of $1.3 million in the year ended June 30, 2017. This is due to increase in the global oil price.

Discontinued Operations

A purchase and sale agreement to sell a substantial interest in the Foreman Butte project area was signed on June 14, 2018. The acquisition price is $40,000,000 with an effective date of January 1, 2018. If the transaction closes, we will retain a 15% working interest in certain wells in the Home Run field. The impact of this proposed sale has been treated as a discontinued operation and adjustments have been made to the fiscal year ending June 30, 2018 and 2017 to show the impact of this sale had it occurred on July 1, 2017.

Interest charges and amortization of borrowing costs have been included in the discontinued operations as the credit facility is directly related to the assets being sold.

During the year ended June 30, 2018 the discontinued operations made a net gain of $0.7 million compared to a net loss of $1.1 million for the year ended June 30, 2017. The gain in the current year is due to increased production, lower lease operating expenses and increased oil price. Lease operating expenses in the current year were $6.0 million compared to $7.8 million in the prior year.

Liquidity and Capital Resources

Cash flows

	Year ended June 30
Continuing Operations	2018	2017

Cash flow (used in)/provided by operating activities	$(4,463,003)	$(4,847,580)
Cash flow provided by/(used in) investing activities	(161,722)	14,424,847
Cash flow (used in)/provided by financing activities	415,000	(11,088,016)

	Year ended June 30
Discontinued Operations	2018	2017

Cash flow provided by operating activities	$6,768,727	$2,236,620
Cash flow used in investing activities	(445,997)	(2,718,371)
Cash flow used in financing activities	(1,350,391)	-

Capital Resources

During the year ended June 30, 2018, our main source of liquidity was cash on hand, cash from operations, and proceeds from our credit facility with Mutual of Omaha Bank. This facility is expected to be repaid in full following the closing of the pending asset sale, currently expected for October 15, 2018.

We signed an amended forbearance agreement with Mutual of Omaha Bank on September 28, 2018 in order to allow the orderly completion of the pending asset sale. We paid $0.25 million in bank fees upon the signing of the Purchase and Sale Agreement on June 14, 2018. If the asset sale fails to close as scheduled, Mutual of Omaha will be entitled to take further action to ensure payment of their outstanding credit facility.

During the year ended June 30, 2018, our main source of liquidity was cash on hand and cash from operations.

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

As at June 30, 2018 we were in breach of the quarterly and annual earnings and liquidity covenants and we anticipate similar breaches until the sale of our Foreman Butte assets are finalized.

2017 and 2018 Capital Expenditures

During the year ended June 30, 2018 we spent $0.1 million on oil and gas properties including recompletion activities in our Foreman Butte project area.

During the year ended June 30, 2017 we spent $2.5 million on oil and gas properties including recompletion activities in our Foreman Butte project area.

Estimated 2019 Capital Expenditures

Our capital expenditure budget for the year ending June 30, 2019 is estimated at $1.5 million, assuming the pending asset sale is completed.

We plan to deploy these funds as our share of the drilling of proved undeveloped locations in the Home Run field. We plan to fund this activity with our current cash on hand, following the sale of the majority working interest in the Foreman Butte project.

We also plan on continuing to look for another project to continue to grow our production profile. It is likely that a new acquisition would be funded through a combination of new debt and the issuance of new equity. There can be no guarantee that we will be able to successfully buy another project or access the capital to fund it.

Any capital expenditure remains dependent on us having the capital required to meet the expenditure.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

We had no material acquisitions in fiscal years ended June 30, 2017 or June 30, 2018.

Divestitures

On June 14, 2018 we signed a purchase and sale agreement for the sale of the majority working interest in our Foreman Butte project in Montana and North Dakota for $40 million. The effective date of the transaction was January 1, 2018 and the transaction is expected to close on October 15, 2018. We maintained a 15% working interest in the Home Run field, a smaller field in the Foreman Butte project area. This field contains a significant portion of the proved undeveloped locations in the greater project area. This project has been held for sale on the Balance Sheet at its written down value of $28.7 million, excluding the costs associated with the 15% retained assets.

On May 31, 2017 we closed on the sale of our State GC project in New Mexico for $1.2 million. This project consisted of two wells in Lea County, New Mexico.

Trends Affecting Our Results of Operation

Lease Operating Expenses

Following the decrease in global oil prices between 2014 and 2016, lease operating expenses in the U.S. significantly decreased as well. With increased oil prices in the past two years, however, lease operating expenses have ceased to decline and have in some cases materially increased. There can be no guarantee this lease operating expenses will not increase further nor that we will be able to access lower prices for such services. Prior to the Foreman Butte acquisition, we were the operator of the majority of our wells. These wells are older wells that may have higher operating costs than more recently drill wells. Following the completion of our pending asset sale, we will no longer be the operator of the majority of assets and as such we will be subject to the operating costs of the operator, which will be largely outside of our control.

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

During the year ended June 30, 2018 we expensed $0.2 million in exploration expenditure written off in relation to the Paradox project in Utah.

During the year ended June 30, 2017 we incurred exploration expenditure of $0.08 million in relation to delay rentals and other permitting.

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

Assets held for sale have not been depreciated for the period they are held for sale

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

We recorded impairment charges of $nil and $0.2 million for the years ended June 30, 2018 and 2017 respectively.

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

Asset retirement obligations for assets held for sale, are included on the Balance Sheet in current liabilities.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) Accounting Standards Update (ASU) 2014-09 provides a new framework for addressing revenue recognition issues and upon its effective date, replaces almost all existing revenue recognition guidance. While the revenue recognition policies of all entities will be impacted by this standards, we do not expect the impact to be significant. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim period’s within that reporting period. We do not expect this standard to have significant impact on our revenue recognition but may require additional disclosures.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 57 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act ”) as of June 30, 2018. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Control weakness – Accounts Payable processing

The Company took over operatorship of the Foreman Butte field in May and June of 2016. This change necessitated a review of our accounts payable procedures. During the course of this review we noted that the design of one process was not sufficient to adequately capture all invoices in a timely fashion. The impact of this was stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. We have since revised and redesigned our accounts payable procedures and controls with particular emphasis on ensuring the accuracy and completeness of this Annual Report on Form 10-K. We have implemented these new controls however they have not been in place long enough to fully assess their control design and effectiveness.

As of June 30, 2018, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, for the reasons noted above, management has concluded that, as of June 30, 2018, our internal control over financial reporting is not effective based upon these criteria.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be in the proxy statement for our 2018 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 11.	Executive Compensation

Information relating to this item will be in the proxy statement for our 2018 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be in the proxy statement for our 2018 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be in the proxy statement for our 2018 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 14.	Principal Accounting Fees and Services

 Information relating to this item will be in the proxy statement for our 2018 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 57.

Exhibits

Number	Description

3.1	Constitution of Samson Oil & Gas Limited dated November 30, 2017 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018)

4.1	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.2	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).+

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011).+

10.10	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.11	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.12	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.13	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.14	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.15	Form of Subscription Agreement dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

10.16	First Amendment to Mutual of Omaha Credit Agreement dated November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2015).

10.17	Purchase and Sale Agreement dated December 31, 2015 between Samson Oil and Gas USA, Inc. and Oasis Petroleum North America LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2016).

10.18	First Amendment to Purchase and Sale Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2016).

10.19	Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2016).

10.20	Third Amendment to Credit Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2016).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 14, 2016).

10.22	Engagement Agreement dated February 22, 2016 between Samson and Euro-Pacific (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on April 14, 2016).

10.23	Amendment to Employment Agreement dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016).+

10.24	Purchase and Sale Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2016).

10.25	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2016).

10.26	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.27	Letter dated April 3, 2017 modifying payment terms of Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017).

10.28	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Terence Barr, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.29	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Robyn Lamont, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.30	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and David Ninke, dated January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.31	Employment Agreement, by and between Samson Oil and Gas USA and Mark Ulmer, dated April 1, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.32	Sixth Amendment to Credit Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.33	Term Note for the benefit of Mutual of Omaha Bank dated May 5, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.44	Purchase and Sale Agreement dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)

10.45	Seventh Amendment to Credit Agreement dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2017)

10.46	2016 Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2017)+

10.47	Amended & Restated Employment Agreement dated as of January 1, 2018 between Samson Oil and Gas USA, Inc. and Terence M. Barr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2018) +

10.48	Agreement, dated as of February 9, 2018, between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018).

10.49	Subscription Agreement dated March 30, 2018 between the Company and DynEvolve Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.50	Stockholders Agreement dated March 30, 2018 between the Company, DynEvolve Capital Group and future stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.51	Purchase and Sale Agreement dated June 12, 2018 between Samson Oil and Gas USA, Inc., and Eagle Energy Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2018).

10.52	Agreement dated June 14, 2018 between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2018).

10.53	Amendment to Purchase and Sale Agreement dated September 28, 2018 between Samson Oil and Gas USA, Inc., and Eagle Energy Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2018).

10.54	Amendment to Agreement dated September 28, 2018 between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2018).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of Moss Adams LLP*

23.2	Consent of Hein & Associates LLP*

23.3	Consent of Netherland, Sewell & Associates, Inc*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

101.INS	XBRL Instance Document

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

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	October 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	October 15, 2018
Terence Barr

/s/ Robyn Lamont	Chief Financial Officer (Principal Financial Officer)	October 15, 2018
Robyn Lamont

/s/ Peter Hill	Director	October 15, 2018
Peter Hill

/s/ Greg Channon	Director	October 15, 2018
Greg Channon

/s/ Denis Rakich	Director	October 15, 2018
Denis Rakich

56

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Samson Oil & Gas Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Samson Oil & Gas Limited and subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in violation of its debt covenants, has suffered recurring losses from operations, and its current liabilities exceed its current assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Denver, Colorado

October 15, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Samson Oil & Gas Limited

We have audited the accompanying consolidated balance sheet of Samson Oil & Gas Limited and subsidiaries (collectively, the “Company”) as of June 30, 2017 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Samson Oil & Gas Limited and subsidiaries as of June 30, 2017 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Denver, Colorado

September 28, 2017

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,376,676	$628,778
Accounts receivable, net of allowance for doubtful accounts of $75,000 and $nil respectively	1,759,461	1,550,438
Oil Inventory	219,288	219,288
Prepayments	137,342	54,519
Oil and gas properties held for sale	28,675,890	-
Total current assets	32,168,657	2,453,023
PROPERTY, PLANT AND EQUIPMENT, AT COST

Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $12,606,419 and $12,440,389 at June 30, 2018 and June 30, 2017, respectively	1,744,951	1,814,772
Oil and gas properties held for sale	-	29,682,501

Other property and equipment, net of accumulated depreciation and amortization of $775,057 and $693,945 at June 30, 2018 and June 30, 2017, respectively	242,822	296,077
Net property, plant and equipment	1,987,773	31,793,350
OTHER ASSETS
Unproved capitalized acreage	-	271,078
Capitalized exploration expense	-	0
Fair value of derivative instruments	-	99,603
Restricted cash - collateral for bonds	450,000	450,000
Deferred tax asset	732,056	-
Other	134,644	291,181
TOTAL ASSETS	$35,473,130	$35,358,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,383,570	$4,287,955
Accrued liabilities	1,088,338	821,319
Provision for annual leave	250,826	249,060
Amounts due for current repayment from the credit facility	23,867,557	23,419,749
Asset retirement obligation related to assets held for sale	2,509,981	2,475,427
Fair value of derivative instruments	1,210,795	363,960
Total current liabilities	37,311,067	31,617,470

Fair value of derivative instruments	-	-
Asset retirement obligations	834,131	680,809
Total liabilities	38,145,198	32,298,279

Commitments and contingencies (Note 12)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 3,282,000,444 and 3,282,000,444 shares issued and outstanding at June 30, 2017 and 2016, respectively	106,743,167	106,390,864
Accumulated other comprehensive income	846,556	892,017
Accumulated deficit	(110,261,791)	(104,222,925)
Total stockholders’ equity (deficit)	(2,672,068)	3,059,956
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,473,130	$35,358,235

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal year ended June 30,
	2018	2017
REVENUES AND OTHER INCOME:
Oil sales	$252,233	$2,246,725
Gas sales	27,042	273,816
Other liquids	7	33,028
Interest income	229	411
Gain on derivative instruments	-	1,297,472
Gain on sale of assets	178,407	2,250,070
Other	80,893	66,707
TOTAL REVENUE AND OTHER INCOME	538,811	6,168,229

EXPENSES:
Lease operating expense	(460,114)	(2,209,583)
Depletion, depreciation and amortization	(166,030)	(218,635)
Impairment of oil and natural gas properties and oil inventory	-	(244,480)
Exploration and evaluation expenditure	(325,304)	(78,391)
Accretion of asset retirement obligations	(34,554)	(52,801)
General and administrative	(4,141,399)	(5,034,746)
Abandonment Expense	(128,862)	(3,055)
Loss on derivative instruments	(2,722,166)	-
Provision for doubtful debts	(75,000)	-
TOTAL EXPENSES	(8,053,429)	(7,841,691)
Loss before income tax	(7,514,618)	(1,673,462)
Income tax (provision)/ benefit	732,056	-
Net loss from continuing operations	$(6,782,562)	$(1,673,462)

Income/(loss) from discontinued operations, net of tax of zero	743,696	(1,094,034)

Net loss	(6,038,866)	(2,767,496)
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation loss	(45,461)	(35,701)
Total comprehensive loss for the period	$(6,084,327)	$(2,803,197)

Net loss from continuing operations per common share:
Basic – cents per share	(0.22)	(0.05)
Diluted – cents per share	(0.22)	(0.05)

Net income/(loss) from discontinued operations per common share:
Basic – cents per share	0.04	(0.04)
Diluted – cents per share	0.04	(0.04)

Net gain(loss) per common share:
Basic – cents per share	(0.18)	(0.09)
Diluted – cents per share	(0.18)	(0.09)

Weighted average common shares outstanding:
Basic	3,283,000,444	3,257,194,847
Diluted	3,283,000,444	3,257,194,847

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

		Retained	Accumulated Other
	Issued	Earnings/(Accumulated	Comprehensive
	Capital	Deficit)	Income	Total Equity/Deficit
Balance at July 1, 2016	$105,719,184	$(101,455,429)	$927,718	$5,191,473
Net loss	-	(2,767,496)	-	(2,767,496)
Foreign currency translation	-	-	(35,701)	(35,701)
Total comprehensive loss for the period	-	(2,767,496)	(35,701)	(2,803,197)
Stock based compensation	711,493	-	-	711,493
Issue of share capital	4,516	-	-	4,516
Share issue costs	(44,329)	-	-	(44,329)
Balance at June 30, 2017	$106,390,864	$(104,222,925)	$892,017	$3,059,956
Net loss	-	(6,038,866)	-	(6,038,866)
Foreign currency translation	-	-	(45,461)	(45,461)
Total comprehensive loss for the period	-	(6,038,866)	(45,461)	(6,084,327)
Stock based compensation	352,303	-	-	352,303
Issue of share capital	-	-	-	-
Share issue costs	-	-	-	-
Balance at June 30, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended June 30,
	2018	2017
Cash flows from continuing operating activities
Receipts from customers	$1,498,741	$2,093,069
Net cash (paid)/received from commodity derivative financial instruments	(1,625,866)	(1,342,901)
Payments to suppliers & employees	(4,044,829)	(5,553,017)
Interest received	228	411
Interest paid	-	-
Income taxes paid	-	-
Payments for abandonment costs	(291,277)	(45,142)
Proceeds from legal settlement	-	-
Net cash flows used in operating activities	(4,463,003)	(4,847,580)
Cash flows from investing activities
Proceeds from sale of oil and gas properties	-	15,150,000
Payments for plant & equipment	(28,805)	(106,726)
Payments for exploration and evaluation	(54,212)	(138,715)
Payments for oil and gas properties	(78,705)	(479,712)
Net cash flows (used in)/provided by investing activities	(161,722)	14,424,847
Cash flows from financing activities
Proceeds from issue of share capital	-	3,198
Proceeds from borrowings	450,000	-
Repayments of borrowings	(35,000)	(11,047,443)
Payments for costs associated with borrowings	-	(40,000)
Payments for costs associated with capital raising	-	(3,771)
Net cash flows provided by/(used in) financing activities	415,000	(11,088,016)
Net change in cash and cash equivalents	(4,209,725)	(1,510,749)
Cash and cash equivalents at the beginning of the year	628,778	2,654,812
Net cashflows provided by operations - discontinued operations	6,768,727	2,236,620
Net cashflows used in investing actvities - discontinued operations	(445,997)	(2,718,371)
Net cashflows used in financing operations -discontinued operations	(1,350,391)	-
Effects of exchange rate changes on cash and cash equivalents	(14,716)	(33,534)
Cash and cash equivalents at end of year	$1,376,676	628,778

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We incurred a net loss of $6.0 million. the year ended June 30, 2018. As at that date, our total current liabilities of $34.8 (excluding discontinued operations million exceed our total current assets of $3.5 million (excluding discontinued operations). Additionally, we are in violation of our debt covenants and have suffered recurring losses from operations. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

To address these concerns, we have undertaken the following plan:

-	We have signed a purchase and sale agreement for the sale of substantially all of our interest in the Foreman Butte project for $40 million. The effective date of this sale is January 1, 2018 and the sale is expected to close October 15, 2018.
-	We have entered into a forbearance agreement with Mutual of Omaha Bank in order to allow the orderly closing of the pending asset sale
-	We are continuing to operate the properties in a such a way so as to maximize value should we be required to enter into a sale agreement with another party.

While management believes that we will successfully close the pending asset sale transaction or a similarly valued alternative sale transaction there can be no assurances that our efforts will be successful. In addition, given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

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

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2018 or 2017.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2018	2017
Oil and natural gas sales	$1,005,217	$894,523
Cost recovery from partners	734,912	572,082
Less provision for doubtful debts	(75,000)	-
Other	94,332	83,833

Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2018 and 2017	$1,759,461	$1,550,438

The Company's accounts receivable result from (i) oil and natural gas sales to oil and intrastate gas pipeline companies and (ii) billings to joint working interest partners in properties operated by the Company. The Company's trade and accrued production receivables are primarily from the operators of our various projects, who negotiate the sale of oil and gas to third parties on our behalf.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2018	2017
Proved properties	$13,181,514	$13,114,851
Lease and well equipment	1,169,856	1,140,310
Less accumulated depreciation, depletion and impairment	(12,606,419)	(12,440,389)
	$1,744,951	$1,814,772

Assets held for sale	28,675,890	-

Unproved acreage	$-	$271,078

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

Assets held for sale

In June 2018, we signed a purchase and sale agreement for the sale of the Foreman Butte Project, subject to our retention of a 15% working interest in a portion of the Project (the “Foreman Butte Sale”). This transaction received shareholder approval at a general meeting held on August 13, 2018. The purchase price is $40 million with an effective date of January 1, 2018.

The Foreman Butte Project constitutes the majority of our operating assets. Upon closing of the transaction, we will retain a 15% working interest in certain wells in the Home Run Field, which consists of 15 producing wells and 20 PUD locations.

The proceeds of the Foreman Butte Sale will be used to repay our credit facility with Mutual of Omaha Bank in full and bring our other accounts payable current. We estimate that after these repayments, we will have no outstanding debt and will retain approximately $6.5 million in cash proceeds from the sale.

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

During the fiscal year ended June 30, 2018, we expensed $0.2 million in deferred exploration expense in relation to our Cane Creek project area.

Impairment

The Company recorded impairment charges of $nil million and $0.2 million for the years ended June 30, 2018 and 2017 respectively.

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

Depreciation and amortization expense for the years ended June 30, 2018 and 2017 was $0.2 million and $0.2 million, respectively.

Other property and equipment consist of the following at June 30:

	2018	2017

Furniture, fittings and equipment	$1,017,879	$990,022
Less accumulated depreciation	(775,057)	(693,945)
	$242,822	$296,077

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

	Year ended June 30,
	2018	2017
Dilutive	-	-
Anti–dilutive	314,500,000	287,956,323

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

We do expect this standard to have a significant impact on our financial reporting of the standards disclosed above that have not yet taken effect. However, we do expect these changes to have an impact with additional disclosures contained in the 10Q for the period ended September 30, 2018 expected.

2.	DISCONTINUED OPERATIONS

As of June 30, 2018 the majority of our interest in the wells in the Foreman Butte project were held for sale and therefore have been recognized as discontinued operations for the years ended June 30, 2018 and 2017. .

 Discontinued Operations

	Year ended June 30,
	2018	2017
Major line items constituting pretax gain (loss) of discontinued operations

Oil sales	9,678,832	10,336,307
Gas sales	91,742	162,546
Other liquids	8,864	5,261
Lease operating expense	(6,031,983)	(7,751,072)
Depletion, depreciation and amortization	(1,071,959)	(1,770,500)
Accretion of asset retirement obligations	(216,229)	(263,964)
Amortization of borrowing costs	(440,434)	(219,810)
Interest expense	(1,275,137)	(1,592,802)

Gain/(loss) from discontinued operations	743,696	(1,094,034)

Cashflows from Discontinued Operations
Cashflows from Operating Activities	6,768,727	2,236,620
Cashflows from Investing Activities	(445,997)	(2,718,371)
Cashflows from Financing Activities	(1,350,391)	0

3.	HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

At June 30, 2018, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

At June 30, 2018 the Company’s open derivative contracts consisted of the following:

Collar

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Jul-18	31-Dec-18	80,960	$45.00	56.00
Henry Hub	1-May-18	31-Dec-18	50,490	$2.65	2.90

During the year ended June 30, 2017, the Company recorded a gain of $1.3 million in the Statement of Operations in in derivative instruments. As of June 30, 2017, the derivative instruments were valued at $0.26 million of which, $0.1 million is recorded as a current liability and $0.36 million is recorded as a non-current asset.

During the year ended June 30, 2018, the Company recognized $2.7 million in the Statement of Operations in loss in derivative instruments. As of June 30, 2018, its derivative instruments were valued at $1.2 million recorded as current liability. See Note 4 for additional fair value disclosures about the Company’s oil and gas derivatives.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2018 and 2017.

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$1,376,676	$-	$-	$-	$1,376,676
Derivative Instruments	-	4,218	-	(4,218)	-

Non Current Assets:
Derivative Instruments	-	-	-	-	-

Current Liabilities
Derivative Instruments	-	1,215,013	-	(4,218)	1,210,795

Non Current Liabilities:
Derivative Instruments		-		-	-

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$628,778	$-	$-	$-	$628,778
Derivative Instruments	-	167,307	-	(167,307)	-

Non Current Assets:
Derivative Instruments	-	370,494	-	(270,891)	99,603

Current Liabilities
Derivative Instruments	-	531,267	-	(167,307)	363,960

Non Current Liabilities:
Derivative Instruments		270,891		(270,891)	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.   The Company also applies fair value accounting guidance to measure non–financial assets and liabilities such as business acquisitions proved oil and gas properties, and asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. These items are primarily valued using the present value of estimated future cash inflows and/or outflows. Given the unobservable nature of these inputs, they are deemed to be Level 3.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30, 2017 and 2016:

	2018	2017
Asset retirement obligations at beginning of period	$3,456,236	$3,750,245
Liabilities incurred or acquired	-	226,123
Liabilities settled	(73,667)	(427,214)
Disposition of properties	(73,011)	(409,683)
Accretion expense	34,554	316,765
Asset retirement obligations at end of period	3,344,112	3,456,236

Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	(300,000)

Less current asset retirement obligatons related to assets held for sale	(2,509,981)
Long-term asset retirement obligations	$834,131	$3,156,236

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 13%.

The liabilities incurred in the prior year relate to the liabilities acquired in relation to the Foreman Butte acquisition.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2018	2017
Current:
Federal	$(732,056)	$-
State	-	-
	(732,056)	-
Deferred:
Federal	-	-
State	-	-
Less income tax benefit allocated to discontinued operations
Total income tax provision (benefit)	$(732,056)	$-

A reconciliation of the income tax provision (benefit) computed by applying the Australian federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows (in thousands):

	June 30
	2018	2017

Income tax expense (benefit) at federal statutory rate	$(1,956,277)	$(787,563)
Effect of permanent differences and other - US	115,616	-
State income taxes	(123,694)	(34,997)
Change in tax rate	11,207,430
US income taxed at a different rate	116,777
Foreign exchange	282,557
Other adjustments - true up of deferred balances	(10,819)
Alternative minimum tax	-	-
Other - change in deferred tax rate	-	(239,200)
Other	23,507	112,867
Valuation allowance	(10,387,153)	948,893

	$(732,056)	$-

The components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30
	2018	2017
Deferred income tax assets:
Net operating losses	$23,674,591	$34,581,318

Asset retirement obligation	737,875	1,212,151
Annual leave	51,837	81,130
Abandonment limitation	554,685	554,685
Allowance for doubtful debts	17,560	-
Accrued bonus	-	-
Charitable contributions	-	882
AMT credit	780,443	780,443
Share based compensation	500,844	500,844
Oil and Gas Property	-	-
Derivative liability	283,458	98,175
Valuation allowance	(23,951,026)	(34,286,029)
Deferred income tax liabilities:
Commodity liability	-	-
Amortization - loan costs	-	-
Oil and gas property	(1,908,395)	(3,523,599)

Net deferred income tax assets (liabilities)	732,506	-

	June 30
	2018	2017
Deferred Income Tax Valuation Allowance
Balance at July 1	34,286,029	33,337,136
Additions (reductions) to deferred income tax expense	(10,387,153)	948,893
Balance at June 30	23,898,876	34,286,029

The Company has tax losses carried forward arising in Australia of $15,509,399 (2017: $15,949,783).  The benefit of these losses of $4,652,820 (2017: $4,784,935) will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $84,932,621 (2017: $82,341,738).  The current year utilization carried back to prior years, is approximately $nil (2017: $nil). The 2000-2005 years are limited to $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005. NOLs generated after this ownership change are not limited due to any known ownership changes.  If not utilized, the tax net operating losses will expire during the period from 2020 to 2036.

In addition to the above-mentioned Federal carried forward losses in the United States, the Company also has approximately $ 49,189,363 (2017: $47,582,073) of State carried forward tax losses, with expiry dates between June 2015 and June 2033.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

The change in federal corporate income tax rate from 35% to 21% was enacted in 2017 and effective 1/1/18. For 2017, the rate change does impact the calculation of current income tax liability and requires the future rate to be applied to deferred income tax assets and liabilities that exist at 6/30/18. An expense of $11,140,774 was recorded to deferred income tax expense for this change. An adjustment to the effective tax rate is also required to reflect the different rates (35% and 21%) applied to currently arising temporary differences for current tax and deferred tax. There is no P&L impact of these adjustments as the valuation allowance will have a corresponding adjustment to offset any changes to the deferred tax asset.

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

7.	COMMON STOCK

	Consolidated Entity
	2018	2017
3,283,000,444 ordinary fully paid shares including shares to be issued	$106,743,167	$106,390,864

(2017 –3,283,000,444 ordinary fully paid shares including shares to be issued)

Movements in contributed equity for the year	2018		2017
	No. of shares	$	No. of shares	$
Opening balance	3,283,000,444	106,390,864	3,215,854,701	105,719,184
Shares issued upon exercise of options (i)	-	-	140,143	4,516
Stock based compensation - shares issued	-	-	67,005,600	159,506
Stock based compensation - warrants issued	-	352,303	-	551,987
Transaction costs incurred	-	-	-	(44,329)
Shares on issue at balance date	3,283,000,444	106,743,167	3,283,000,444	106,390,864

(i)	During the course of the prior year the Company issued 140,143 ordinary shares upon the exercise of 140,143 options.

The exercise price of 140,143 of the options exercised was A$0.038 cents per share/US$0.032 cents per shares (average price based on the exchange rate on the date of exercise) to raise US$4,516.

8.	CASH FLOW STATEMENT

A reconciliation of the net loss to the net cash provided by operations is as follows:

	Year ended June 30
	2018	2017

Net loss after tax	$(6,038,866)	$(2,767,496)
Depreciation	1,237,989	1,989,135
Accretion of asset retirement obligations	250,783	316,765
Share based payments	352,303	711,493
Exploration and evaluation expenditures	325,304	78,391
Impairment losses of oil and gas properties	-	244,480
Borrowing costs	440,434	219,810
Change in fair value of derivative instruments	946,438	(2,640,373)
Bargain purchase on acquisition	-	-
Profit on sale of assets	(178,407)	(2,250,070)
Provision for doubtful debts	75,000	-
Income tax benefit	(732,056)

Non cash other income	-	(126,265)

Changes in assets and liabilities:

Decrease in receivables	(121,193)	743,041
Increase/(decrease) in employee benefits	1,766	54,563
Increase in payables	5,746,229	815,566

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$2,305,724	$(2,610,960)

9.	CREDIT FACILITY

	June 30,
	2018	2017
Credit facility at beginning of period	$23,419,749	$30,500,000
Cash advanced under facility	450,000	-
Assumption of promissory note	-	4,000,000
Repayments	(2,192)	(11,080,251)
Credit facility at end of period	$23,867,557	$23,419,749

Funds available for drawdown under the facility	-	$580,251

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

The current borrowing base is $24 million and is fully drawn as at September 28, 2018. We have entered into a forbearance agreement with Mutual of Omaha to allow the closure of the orderly pending asset sale, expected to be October 15, 2018. Should that sale not close in a timely fashion, Mutual of Omaha bank will have the right to seek alternative remedies to facilitate the repayment of the facility.

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

As at June 30, 2017 and June 30, 2018, we were in breach of earnings and liquidity covenants with respect to the facility.

We incurred $0.4 million in borrowing costs when we completed the first drawdown, which have were deferred, however have now been written off to Discontinued Operations following the entering of the original forbearance agreement.

10.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

To convert June 30, 2018 balances denominated in Australian dollars to U.S. dollars, we used the June 30, 2018 and 2017 Federal Reserve Bank of Australia (www.rba.gov.au) closing exchange rates of 0.7692 and 0.768. U.S. dollars per Australian dollar, respectively. All dollars in this footnote are Australian dollars, except where stated otherwise.

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

No options were issued during the year ended June 30, 2018 as share based payments.

As of June 30, 2017, there was US$0.4 million in unrecognized compensation cost related to stock options. This was expensed during the period from July 1, 2017 to the vesting date of the options on November 17, 2017. 5,500,000 options were cancelled as an employee resigned prior to meeting the vesting condition.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2018 and 2017 (all values in AUD unless otherwise noted):

	2018			2017
			Aggregate
			Intrinsic
		Weighted	Value of		Weighted
		Average	Options/Warrants		Average
		Exercise	cents		Exercise
		Price – cents	(AUD)		Price – cents
	Number	(AUD)	(1)	Number	(AUD)

Outstanding, start of period	411,033,246	1.18		320,615,486	4.60
Granted	-			320,000,000	0.57
Exercised	-			(140,143)	3.80
Cancelled/expired	(96,533,246)	3.80		(229,442,097)	3.80

Outstanding, end of period	314,500,000	0.5700	-	411,033,246	1.18

Exercisable, end of period	314,500,000	0.5700		91,033,246	3.80

(1)	The intrinsic value of a stock option is the amount by which the market value is (less than)/exceeds the exercise price at the Balance Date.

The aggregate intrinsic value of options exercised in 2017 was (AUD4,747). No options were exercised during 2018.

Additional information related to options and warrants outstanding at June 30, 2018 is as follows (outstanding):

Options/Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Range of		Remaining	Exercise
Exercise	Number	Contractual	Prices
Prices	Outstanding	Life - years	Cents per share
0.7 cents	48,000,000	8.42	0.7
0.55 cents	266,500,000	8.42	0.55
314,500,000

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2018 and 2017.

12.	COMMITMENTS

Lease commitments over the next five years are as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
Leases	391,974	123,873	127,845	131,309	8,947	-	-

(2)	Leases relate primarily to obligations associated with our office facilities in Denver, Colorado and Perth, Western Australia.

Leases –The Company has entered into lease agreements for office space in Denver, Colorado and Perth, Western Australia. As of June 30, 2018, future minimum lease payments under operating leases that have initial or remaining non–cancelable terms in excess of one year are $123,873 in 2019, $127,845 in 2020, $131,309 in 2021, $8,947 in 2022. Net rent expense incurred for office space was $214,650 and $153,375 in 2018 and 2017, respectively.

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

Oil and Gas Reserves

Given the pending sale at June 30, 2018, our fiscal year-end petroleum reserves report was prepared internally by knowledgeable officers and employees of the Company for the current year. The report was based upon our internal review of the property interests being appraised, production from such properties, current costs of operation and development, current prices for production, agreements relating to current and future operations and sales of production, geoscience and engineering data, and other information we gather. We prepared our estimates by use of standard geological and engineering methods generally accepted by the petroleum industry.  Reserve volumes and values were determined under the method prescribed by the SEC, which requires the application of the 12-month average price for natural gas and oil calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the 12-month prior period to the end of the reporting period and year-end costs. The proved reserve estimates represent our net revenue interest in our properties.

Our reserves were prepared by a practitioner with 22 years of industry experience in geologic engineering and a Bachelor of Science in Geological Engineering from Colorado School of Mines. Additionally, our Chief Executive Officer is responsible for overseeing the preparation of the Company’s reserves report. The CEO is a petroleum geologist who holds an associateship in applied geology and has over 45 years of relevant experience in the oil and gas industry.

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

Capitalized Costs Incurred

Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2018	2017
Development	13,272	2,458,276
Discontinued Operations	68,865	-
Undeveloped capitalized acreage	-	50,375
Total costs incurred	$82,137	$2,508,651

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

	Year ended June 30, 2018			Year ended June 30, 2017
	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	5,359	3,565	5,955	9,982	8,593	11,415
Revisions of previous quantity estimates	(1,654)	(2,246)	(2,028)	(2,851)	(2,474)	(3,263)
Extensions and discoveries	-	-	-	-	-	-
Sale of reserves in place	-	-	-	(1,475)	(2,396)	(1,874)
Acquisitions	-	-	-	-	-	-
Production	(190)	(27)	(195)	(297)	(158)	(323)
End of year	3,515	1,292	3,732	5,359	3,565	5,955

Proved developed producing reserves	73	60	84	3,020	1,575	3,285
Proved developed non producing	32	43	39	134	224	171
Proved undeveloped reserves	308	251	350	2,205	1,766	2,499
Proved developed producing reserves - held for sale	2,590	563	2,685	-	-	-
Proved developed non producing - held for sale	512	375	575	-	-	-
Total proved reserves	3,515	1,292	3,732	5,359	3,565	5,955

Revisions of previous quantity estimates

The downward revision recorded for the year ended June 30, 2017 relates to our current drilling plan for our PUD locations. In the prior year, we anticipated drilling them as new 10,000 foot lateral horizontal wells. Upon further technical review, we now plan to drill the PUD wells as 5,000 foot laterals out of an existing well bore. The shortening of the lateral length lead to a decrease in the volume of reserves associated with these PUDs.

The downward revision in the current year relates to our recognition of PUDs. Due to the continued lack of capital available to drill these PUDs, the decision was made to sell substantially all of the wells in the Foreman Butte project area. We have retained a 15% working interest in certain PUDs and we have recognized that value in our reserves at June 30, 2018.

Sales of Reserves in Place

The reserves held for sale relate to the sale of the majority of our interest in the Foreman Butte project. This sale is expected to close on October 15, 2018.

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

Proved Developed Producing Reserves

At June 30, 2018 our proved developed producing reserves primarily relate to our working interest in producing wells in our Foreman Butte project area in North Dakota and Montana.

Proved Developed Not Producing (PDNP)

PDNP reserves are those estimated proved reserves expected to be recovered from existing wells where a workover is required to re-establish production. As of June 30, 2017, the PDNP reserves were 171 MBOEAs of June 30, 2018, the PDNP reserves were 39 MBOE. These primarily related to our retained interest in the Foreman Butte project. This work is expected to be performed as capital allows.

Proved Undeveloped Reserves

Proved undeveloped reserves (PUD) are those reserves expected to be recovered from new wells on undeveloped acreage.

Due to the continued lack of capital available to drill these PUDs, the decision was made to sell substantially all of the wells in the Foreman Butte project area. We have retained a 15% working interest in certain PUDs and we have recognized that value in our reserves at June 30, 2018 as following the sale, we will have the working capital available to develop these locations.

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

While we did not convert any PUDs during the year ended June 30, 2018, we have made considerable progress on their development through the pending sale.

Standardized Measure of Discounted Future Net Cash Flows

Future hydrocarbon sales and production and development costs have been estimated using a 12 month average price for the commodity prices for June 30, 2018 and 2017 and costs in effect at the end of the periods indicated.  The average 12 month historical average of the first of the month prices used for natural gas for June 30, 2018 and 2017 were $2.95 and $3.01 per Mcf, respectively.  The 12-month historical average of the first of the month prices used for oil for June 30, 2018 and 2017 were $57.67 and $48.95per barrel of oil, respectively.  Future cash flows were reduced by estimated future development, abandonment and production costs based on period–end costs.  No deductions were made for general overhead, depletion, depreciation and amortization or any indirect costs.  All cash flows are discounted at 10%.

Changes in demand for hydrocarbons, inflation and other factors make such estimates inherently imprecise and subject to substantial revisions.  This table should not be construed to be an estimate of current market value of the proved reserves attributable to Samson.

Samson has not disclosed the impact of taxes in the future cash flows for the years ended June 30, 2018 and 2017 as given Samson’s extensive net operating losses carried forward, its history of loss making and the significant value of intangible costs incurred when developing its proved undeveloped locations, for which an immediate tax deduction is currently available, it is unlikely Samson will pay tax in the future based on current commodity pricing.

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2018	2017
Future cash inflows	$187,249	$237,490
Future production costs	(99,620)	(91,920)
Future development costs	(1,642)	(13,367)
Future income taxes	-	-
Future net cashflows	85,987	132,203
10 % discount	(38,325)	(66,941)

Standardized measure of discounted future net cash flows relating to proved reserves	$47,662	$65,262

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2018 and June 30, 2017 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2018	2017
Beginning of year	$65,262	$66,747

Sales of oil and gas produced during the period, net of production costs	(3,902)	(3,122)
Net changes in prices and production costs	2,822	1,601
Previously estimated development costs incurred during the period	-	-
Changes in estimates of future development costs	(11,625)	22,929
Extensions and discoveries	-	-
Revisions of previous quantity estimates and other	(10,088)	(21,078)
Sale of reserves in place	-	(10,445)
Purchase of reserves in place	-	-
Change in future income taxes	-	-
Accretion of discount	6,526	6,675
Other	(1,333)	1,955
Balance at end of year	$47,662	$65,262

The impact of income taxes has not been included in the current year as the Company’s net operating losses, the tax basis of oil and gas assets and future expected deductions, exceed the future cashflows.

