Form 10-K/A
period 2018-06-30
Samson Oil & Gas LTD
filed 2018-10-17
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 3,283,000,444 ordinary shares outstanding as of October 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Samson Oil & Gas Limited (the “Company”, and sometimes referred to as “Samson”, “us”, “we” and “our”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2018 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of including the information required by Part III of Form 10-K. The Company will not file its definitive proxy statement for the 2018 Annual Meeting of Stockholders within 120 days of its fiscal year ended June 30, 2018; therefore, such information will not be incorporated by reference to the Company’s definitive proxy statement. Thus, Part III, Items 10-14, of the Company's Original Filing are hereby amended and restated in their entirety.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table sets forth certain information regarding the composition of the Board:

Name	Age	Position	Director Since	Current Term to Expire (Year Eligible for Reelection)
Denis Rakich	65	Director	2016	2018
Terence Barr	69	Director	2005	N/A
Peter Hill	71	Director	2016	2020
Greg Channon	55	Director	2016	2019

Dr. Peter Hill, 71, has over 45 years of experience in the oil industry. He commenced his career in 1972 and spent 22 years in senior positions at British Petroleum including Chief Geologist, Chief of Staff for BP Exploration, President of BP Venezuela and Regional Director for Central and South America. Dr. Hill then worked as Vice President of Exploration at Ranger Oil Ltd. in England (1994-1995), Managing Director Exploration and Production at Deminex GmbH Oil in Germany (1995-1997), Technical Director/Chief Operating Officer at Hardy Oil & Gas plc (1998-2000), President and Chief Executive Officer at Harvest Natural Resources, Inc. (2000-2005), Director/Chairman at Austral Pacific Energy Ltd. (2006-2008), independent advisor to Palo Alto Investors (January 2008 to December 2009), Non-Executive Chairman at Toreador Resources Corporation (January 2009 to April 2011), Director of Midstates Petroleum Company, Inc. (April 2013 to March 2015), and interim President and Chief Executive Officer of Midstates Petroleum Company, Inc. (March 2014 to March 2015). Dr. Hill has served as a director of Triangle Petroleum Corporation since November 2009 and as Chairman of the Board since April 2012. From April 2012 to February 2013, Dr. Hill served as Triangle Petroleum Corporation’s Executive Chairman, having served previously as Chief Executive Officer of Triangle since November 2009 and President and Chief Executive Officer of Triangle from November 2009 until May 2011. Dr. Hill has a B.Sc. (Honors) in Geology and a Ph.D. Dr. Hill’s qualifications to sit on the Board of Directors include significant public company governance experience, significant experience as an exploration geologist and over 20 years of general management experience. Dr. Hill was Non-executive Director of Triangle from 2012 to 2016. Dr. Hill was the interim CEO of Pardus Oil and Gas through 2016 and 2017.

 Key Attributes, Experience and Skills: Dr. Hill has provided advisory and consultancy roles to hedge funds, banks, and companies involved in the upstream oil and gas sector. He has also held non-executive board positions and been involved in international negotiations at government level. His extensive experience in management, corporate leadership, non-executive directorship and consulting, combined with technical expertise, has provided the skills necessary to lead, build teams and deliver business success. His career path to date is a proven track record of significant value creation for all stakeholders served. The Board has determined that Dr. Hill is currently an independent director under NYSE American rules.

Other Public Company Board Service: Benton Oil and Gas / Harvest Natural Resources from 2000 to 2006; Austral Pacific from 2006 to 2008.

Recent Past Public Company Board Service: Torreador Resources from January 2009 to April 2011; Midstates Petroleum from April 2013 to March 2015; Triangle Petroleum Corporation from November, 2009 to 2017.

In light of the foregoing, our Board has concluded that Dr. Hill is well–qualified to serve as a director of the Company.

Terence Barr, 69, was appointed Managing Director, Chief Executive Officer and President of the Company in January 2005. Mr. Barr is a petroleum geologist with over 40 years of experience, including 11 years with Santos. In recent years, he has specialized in tight gas exploration, drilling, and completion, and is considered an expert in this field. Prior to joining the Company, Mr. Barr was employed as Managing Director by Ausam Resources from 1999 to 2003 and was the owner of Barco Exploration from 2003 to 2005. The Board has determined that Mr. Barr does not qualify as an independent director under NYSE American rules due to Mr. Barr’s role as the Company’s Chief Executive Officer.

Key Attributes, Experience and Skills: Mr. Barr brings to the Board, among his other skills and qualifications, significant experience in the oil and natural gas industry that he gained while serving as an executive for the Company, Ausam Resources, and Barco Exploration. With over 40 years of experience, he is considered an expert in the oil and natural gas field.

Other Public Company Board Service: None.

Recent Past Public Company Board Service: None.

In light of the foregoing, our Board has concluded that Mr. Barr is well–qualified to serve as a director of the Company and as its Managing Director.

Denis Rakich, 65, was appointed Company Secretary of Samson Oil & Gas Limited on June 18, 1998. In this role, Mr. Rakich is responsible for the legal, financial and corporate management of the Company.

Key Attributes, Experience and Skills: Mr. Rakich is an accountant with extensive corporate experience within the petroleum services, petroleum and mineral production, and exploration industries. Mr. Rakich has had over 30 years’ experience in the management of public companies listed on the ASX and has extensive knowledge of the ASX Listing Rules and Corporations Act within Australia. He is a member of the Australian Society of Accountants. The Board has determined that Mr. Rakich does not qualify as an independent director under NYSE American rules due to Mr. Rakich’s role as the Company’s Secretary.

 Other Public Company Board Service: Mr. Rakich is a Director and Company Secretary for Ausgold Ltd. (ASX: AUC), an Australian public company in the resources sector. He is also Director and Company Secretary of Fortune Minerals Limited, a private Australian company.

Recent Past Public Company Board Service: Mr. Rakich has served as an officer or director the following ASX listed public companies:

•	Marymia Exploration N.L. – Director / Company Secretary (1988 – November 2001)

•	Reliance Mining Limited – Director / Company Secretary (February 2003 – August 2004)

•	Senex Energy Ltd (formerly Victoria Petroleum N.L.) – Company Secretary (June 1988 – June 2010)

•	A-Cap Resources Limited – Company Secretary (2010 – July 2015)

In light of the foregoing, our Board has concluded that Mr. Rakich is well–qualified to serve as a director of the Company.

Greg Channon, 55, is a geologist with 33 years of global oil and gas experience in a variety of technical and leadership roles. During his career, Mr. Channon has worked with a range of exploration and production companies, including Santos, Fletcher Challenge Energy, Shell, Swift Energy and Brightoil. Mr. Channon has lived and worked in Australia, New Zealand, USA, Hong Kong, China, and Africa. In the United States, he has worked in Appalachia, Colorado, California, and Texas. He has sat on the Board of Directors of companies listed on the ASX, TSX and HKSE. In February 2009, Mr. Channon joined Brightoil Petroleum Holdings Limited in Hong Kong, as the Upstream CEO. Upon returning to Australia in December 2011, Mr. Channon consulted with a number of small start-ups, both in Australia and Canada. From July 2014 to December 2016 he was Chief Executive Officer of Pathfinder Energy Pty Ltd. He is currently the Executive Chairman of RL Energy Pty Ltd. He is also a non-executive Director of Ruby Lloyd Pty Ltd (a privately held company).

Key Attributes, Experience and Skills: During his career, Mr. Channon has gained a vast range of diverse oil and gas expertise, including exploration, operations, development, production, economics and commercial negotiations, and IPO start-ups. The Board has determined that Mr. Channon is an independent director under NYSE American rules.

Other Public Company Board Service: Statesman Resources Limited (January 2007 – present)

Recent Past Public Company Board Service: New Standard Energy (June 2014 – April 2015), Sirocco Energy Limited (December 2011 – May 2015), Brightoil Petroleum (Holdings) Limited (February 2009 – December 2011)

In light of the foregoing, our Board has concluded that Mr. Channon is well–qualified to serve as a director of the Company.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of October 16, 2018.

Name	Age	Position
Terence Barr	69	Chief Executive Officer
Robyn Lamont	40	Chief Financial Officer
Denis Rakich	65	Secretary
Mark Ulmer	47	Vice President – Engineering and Operations

Terence Barr. Mr. Barr was appointed President, Chief Executive Officer, and Managing Director of Samson on January 25, 2005. Mr. Barr is a petroleum geologist with over 40 years of experience, including 11 years with Santos. In recent years, Mr. Barr has specialized in tight gas exploration, drilling and completion. Prior to joining Samson, Mr. Barr was employed as Managing Director by Ausam Resources from 1999 to 2003 and was the owner of Barco Exploration from 2003 to 2005.

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

 Denis Rakich, F.C.P.A. Mr. Rakich is an Australian certified public accountant and has been employed as Samson’s Secretary since June 18, 1998. He has served as a corporate secretary for more than 20 years within the petroleum services, petroleum and mineral production and exploration industries, and currently serves as a Director and Company Secretary for Ausgold Ltd. (ASX: AUC), an Australian public company in the resources sector, and Fortune Minerals Limited, a public unlisted company. Mr. Rakich also served as the company secretary of Acap Resources (ASX: ACB) until his resignation on July 3, 2015. He is a member of the Australian Society of Accountants.

Mark Ulmer. Mr. Ulmer was appointed as Samson’s Vice President of Engineering and Operations on April 1, 2016. He is a petroleum engineer with more than twenty-two years of experience in the oil and gas industry. Mr. Ulmer founded Ulmer Energy, LLC, in 2007, and Ulmer Consulting, LLC, in 2010, and he has founded a variety of other oil-and-gas related companies since that time including an operating entity, a midstream company, two oilfield services companies, and an investment vehicle. Mr. Ulmer earned his Bachelor of Science in Petroleum Engineering in 1994 and a Bachelor of Science in Mechanical Engineering in 1997, both from the Colorado School of Mines. His various graduate degrees, which include an MBA, an MS in Finance, and a Certificate in Entrepreneurial Studies, are from the University of Colorado. He is also a Professional Engineer in Petroleum licensed in Colorado. Mr. Ulmer was Chief Operating Officer for Versa Energy, LLC, in 2013-2014, and he is currently on the Advisory Board for McElvain Energy Fund 2011, LLC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports available to us and written representations that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended June 30, 2018.

Code of Ethics & Committee Charters

In connection with its oversight of our operations and governance, the Board has adopted, among other things, the following:

•       a Code of Business Conduct and Ethics to provide guidance to directors, officers and employees with regard to certain ethical and compliance issues; and

•       charters of the Audit Committee and Compensation Committee of the Board.

Each of these documents can be viewed on our website at www.samsonoilandgas.com. We will disclose on our website any amendment or waiver of the Code of Business Conduct and Ethics in the manner required by SEC rules. Copies of the foregoing documents and disclosures are available without charge to any person who requests them. Requests should be directed to Samson Oil & Gas Limited, 1331 17th Street, Suite 710, Denver, Colorado 80202.

Shareholder Nominations

The Board does not currently have a policy or specified procedures in place pursuant to which security holders may recommend nominees to the Board. We believe that the Board can appropriately consider and respond to shareholder nominations.

Audit Committee

The Audit Committee currently consists of Mr. Channon and Dr. Hill, with Mr. Channon acting as Chairman. The primary function of the Audit Committee is to assist the Board in its oversight of our financial reporting process. Among other things, the Audit Committee is responsible for reviewing and selecting our independent registered public accounting firm and reviewing our accounting practices. The Board has determined that Mr. Channon qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of SEC Regulation S-K and that each member of the committee is independent under NYSE American and SEC rules. See “Item 10 - Directors, Executive Officers and Corporate Governance – Board of Directors” for a summary of the business experience of each member of the committee. During the fiscal year ended June 30, 2018, the Audit Committee held 2 meetings and acted 2 times by written consent.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by our principal executive officer, and our two other highest paid executive officers, other than the principal executive officer, who were serving as executive officers as of June 30, 2018 (the “named executive officers”). Mr. Ninke is included pursuant to Rule 402(m)(2)(iii) of Regulation S-K.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Accrued Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)(1)(2)	Total ($)(1)
Terence M. Barr	2017	390,000	–	56,903	103,640	–	23,982	574,525
Managing Director, Chief Executive Officer and President	2018	325,000	–	–	65,995	–	20,231	411,226

Robyn Lamont	2017	275,945	–	27,463	63,911	–	33,088	400,407
Chief Financial Officer	2018	234,999	–	–	40,697	–	22,727	298,423

David Ninke	2017	269,798	–	31,402	60,456	–	33,237	394,893
Vice President– Exploration*	2018	247,331	–	–	38,497	–	32,566	318,394

Mark Ulmer	2017	370,500	–	17,968	82,912	–	36,519	525,899
Vice President–Engineering and Operations	2018	308,749	–	–	52,796	–	36,542	398,087

(1) Any amounts paid in Australian dollars have been converted to U.S. dollars based on the average conversion rate for the year ended June 30, 2018 and 2017 as appropriate.

(2) Amounts disclosed as All Other Compensation include health insurance benefit payments and 401K contributions.

*Mr. Ninke resigned effective April 30, 2018.

Outstanding Equity Awards

The following table provides information on the holdings of equity awards of our named executive officers at June 30, 2018. This table includes unexercised and unvested options and equity awards. Vesting schedules are subject to acceleration or forfeiture in certain circumstances, including a change of control.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) Exercisable*		Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)**	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Terence M. Barr	60,000,000	(1)	—	—	$0.0041	Nov. 15, 2026	—	—	—	—
Robyn Lamont	37,000,000	(2)	—	—	$0.0041	Nov. 16, 2026	—	—	—	—
David Ninke	35,000,000	(3)	—	—	$0.0041	Nov. 16, 2026	—	—	—	—
Mark Ulmer	48,000,000	(4)	—	—	$0.0041	Nov. 16, 2026	—	—	—	—

*Options are exercisable for ordinary shares at an exercise price of $0.0055 AUD.

**Exercise price is disclosed in U.S. dollars based on an exchange rate of $1.00 AUD for $0.740 USD as of June 30, 2018.

(1)	Mr. Barr’s 60,000,000 options vested on Nov. 17, 2017.

(2)	Ms. Lamont’s 37,000,000 options vested on Nov. 16, 2017.

(3)	Mr. Ninke’s 35,000,000 options vested on Nov. 16, 2017.

(4)	Mr. Ulmer’s 48,000,000 options vested on Nov. 16, 2017.

 Pension Benefits

We do not have any tax-qualified defined benefit plans or supplemental executive retirement plans that provide for payments or other benefits to our executive officers in connection with their retirement.

Director Compensation in 2018

Each member of the Board based in Australia received A$80,000 per annum. Each member of the Board based in the United States of America received US$80,000 per annum. The chairman of the Board received an additional A$25,000 per annum. Dr. Hill is currently serving as the chairman of the Board. The U.S. dollar amounts are in the table directly below. Mr. Barr receives no additional compensation for serving as a director.

Director Summary Compensation Table

The following table summarizes the compensation we paid to our non-employee directors during fiscal year ended June 30, 2018.

				Australian
				superannuation
	Fees Earned			contributions
	Or Paid	Stock	Option	made by the
	In Cash	Awards	Awards	Company	Total
Name	($)(1)	($)	($)	($)	($)(1)
Greg Channon	52,815	--	26,188	-	79,003
Peter Hill	85,313	--	32,997	-	118,310

(1) Any amounts paid in Australian dollars have been converted to U.S. dollars based on the average rate for the year ended June 30, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

This section sets forth information regarding the beneficial ownership of our ordinary shares, including ordinary shares held by means of American Depositary Shares (“ADSs”), by certain holders of our ordinary shares and by our executive officers and directors. Beneficial ownership has been determined in accordance with applicable SEC rules.

As of October 16, 2018, the Company was aware of one beneficial owner of more than 5% of the Company’s ordinary shares, as set forth in the table below. All information concerning security ownership of certain beneficial owners is based upon filings made by such persons with the SEC or upon information provided by such persons to us.

	Ordinary Shares Beneficially Owned
Name	Amount of Ordinary Shares	Percent of Total Ordinary Shares
Robert E. Mead(1)	219,773,000	6.69%

(1)       Based on a Form 13G/A filing made by the shareholder on April 19, 2017, which listed the shareholder as owning 1,098,865 ADSs, with each ADS representing 200 ordinary shares. The shareholder’s address is 3653 Maplewood Ave., Dallas, TX 75205.

The following table sets forth information regarding beneficial ownership of our ordinary shares by our executive officers and directors as of October 16, 2018. Except as otherwise indicated, (i) the address of the persons listed below is c/o Samson Oil & Gas Limited, 1331 17th Street, Suite 710, Denver, CO 80202 and (ii) the persons listed below, to our knowledge, have sole voting and investment power with respect to all shares of ordinary shares shown as beneficially owned by them, subject to the application of community property laws where applicable. To the Company’s knowledge, none of the ordinary shares held by our executive officers and directors have been pledged as security as of that date. Beneficial ownership representing less than 1% is denoted with an asterisk.

 As of October 16 2018, there were 3,283,000,444 ordinary shares outstanding.

	Ordinary Shares Beneficially Owned
Name	Amount of Ordinary Shares	Percent of Total Ordinary Shares
Directors and named executive officers
Terence Barr(1)	84,840,966	2.6%
Greg Channon(2)	29,105,000	*
Peter Hill(3)	35,291,200	1.1%
Denis Rakich(4)	25,717,400	*
Robyn Lamont(5)	45,261,178	1.4%
David Ninke(6)	43,814,400	1.3%
Mark Ulmer(7)	90,264,200	2.7%

Current Directors and Current Executive Officers** as a group (six persons)	310,479,944	9.4%

**Mr. Ninke resigned on April 30, 2018 and is no longer an executive officer, however, he remains a “named executive officer” pursuant to Item 402(m) of Regulation S-K.

(1) Consists of (a) 60,000,000 options to purchase ordinary shares which vested Nov. 17, 2017 and are deemed beneficially owned; (b) 24,358,966 ordinary shares; and (c) 2,410 ADSs (482,000 ordinary shares). Mr. Barr exercises sole voting and sole investment control over (a) 16,511,385 ordinary shares held by the Terence M. Barr Superannuation Fund (the “Fund”); and (b) 7,834,621 ordinary shares held by Barr Super Pty, Ltd. William G. Dartnell is trustee of the Fund. Mr. Barr is a beneficiary of the Fund and the sole owner of Barr Super Pty Ltd. Mr. Barr exercises shared voting power and shared investment power over (a) 12,960 ordinary shares and (b) 2,410 ADS (482,000 ordinary shares), each of which are held jointly with his spouse, Mrs. Laurel Barr.

(2) Consists of (a) 24,000,000 options to purchase ordinary shares which vested Nov. 17, 2017 and are deemed beneficially owned; and (b) 5,105,000 ordinary shares. 1125474 Channon Superannuation Fund (the "Fund") is the record owner of the securities set forth herein. Asgard Capital Management Limited is trustee of the Fund. Mr. Channon is a beneficiary of the Fund and exercises sole voting and sole investment control over the securities.

(3) Consists of (a) 30,000,000 options to purchase ordinary shares which vested Nov. 17, 2017 and are deemed beneficially owned; and (b) 5,291,200 ordinary shares.

(4) Consists of (a) 24,000,000 options to purchase ordinary shares which vested Nov. 17, 2017 and are deemed beneficially owned; and (b) 1,717,400 ordinary shares.

(5) Consists of (a) 37,000,000 options to purchase ordinary shares which vested Nov. 16, 2017 and are deemed beneficially owned; (b) 7,750,378 ordinary shares; and (c) 2,554 ADSs (510,800 ordinary shares).

(6) Consists of (a) 35,000,000 options to purchase ordinary shares which vest Nov. 16, 2017 and are deemed beneficially owned; and (b) 44,072 ADSs (8,814,400 ordinary shares). Mr. Ninke exercises shared voting power and shared investment power over 2,604 American Depositary Shares are held by Mr. Ninke’s spouse, Mrs. Suzanne Ninke. Mr. Ninke has a power of attorney over Mrs. Ninke's shares.

(7) Consists of (a) 48,000,000 options to purchase ordinary shares which vested Nov. 16, 2017 and are deemed beneficially owned; and (b) 211,321 ADSs (42,246,200 ordinary shares).

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2018.

Plan Category	(a) Number of Ordinary Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Ordinary Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	314,500,000	0.0061	-
Equity compensation plans not approved by our stockholders	--	--	--

Total	314,500,000	0.0061	-

Description of the 2016 Stock Option Plan

At our 2016 Annual General Meeting, shareholders approved the 2016 Stock Option Plan (the “2016 Plan”).

The purposes of the 2016 Plan are to align the interests of the Company, subsidiaries, and shareholders with those of its officers, directors and employees, as well as other individuals providing services to the Company, by creating incentives for such persons to exert maximum efforts for the success of the Company. The 2016 Plan provides for an aggregate of three hundred twenty million (320,000,000) shares to be initially available for issuance under options (which shares are the equivalent of one million six hundred thousand (1,600,000) ADSs). This number includes one hundred thirty-eight million (138,000,000) ordinary shares (the equivalent of 690,000 ADSs) in options that were granted to Directors under the 2016 Plan in accordance with resolutions approved by shareholders at our 2016 Annual General Meeting. The maximum number of shares subject to issuance under options that may be granted under the 2016 Plan to any one participant in any one calendar year is sixty million (60,000,000) shares (the equivalent of 300,000 ADSs), unless a greater number is authorized by a resolution approved by the Board and the shareholders. 5,500,000 options were cancelled after an employee left employment of the Company prior to the option vesting date.

The 2016 Plan will be terminated 10 years from the date that it is approved by the Company’s shareholders but it must be submitted to shareholders for re-adoption every three years during that period. The 2016 Plan permits the award of options to any officer, director and employee or other individual providing services to the Company. The 2016 Plan is administered by the Board, and it may be administered by one or more committees appointed by the Board. (The appropriate acting body, be it the Board or a committee within its delegated authority is referred to in this summary as the “Administrator.”) Subject to the terms of the 2016 Plan, the Administrator determines the persons to whom options are granted, the number of shares granted, the vesting schedule, if any, and the type of consideration to be paid to the Company upon the exercise of the stock options.

The Administrator may grant both incentive stock options (“ISOs”) intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options. Each ISO must be granted only to a U.S. Person and may not be exercisable for more than 10 years. Each option must be granted at an exercise price of no less than 100% of the fair market value of the ordinary shares on the date of the grant. The exercise price of ISOs which are granted to a holder of more than 10% of the total combined voting power of the Company must be equal or greater than 110% of fair market value. Any option granted under the 2016 Plan generally must have a term no greater than ten years but the term of an ISO granted to a holder of more than 10% of the ordinary shares cannot exceed five years.

The Board may, at any time and from time to time, amend the 2016 Plan in any respect provided that no such amendment may become effective without approval of the shareholders if shareholder approval is necessary to satisfy statutory or regulatory requirements or if the Board determines that shareholder approval is otherwise necessary or desirable. No amendment may adversely affect any option holder’s rights and obligations with respect to outstanding options under the 2016 Plan without the consent of such holders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy Regarding Related Person Transactions

The Audit Committee has adopted a written policy regarding the review and approval of transactions between us and any “related person.” Pursuant to the Audit Committee charter, the Audit Committee must review any transaction involving the Company and any related party at least once a year or upon any significant change in the transaction or relationship. The Committee shall also oversee any related party transactions. For these purposes, a “related party transaction” includes any transaction required to be disclosed pursuant to Item 404 of SEC Regulation S–K, as it may be amended from time to time.

There have been no transactions between the Company and any related person since July 1, 2015 which were required to be disclosed in accordance with SEC regulations.

Director Independence

The Board has determined that, other than Mr. Barr and Mr. Rakich, each member of the Board is independent under the rules of the NYSE American stock exchange, which is the definition of independence the Company uses pursuant to Item 407 of Regulation S-K. Pursuant to these rules “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accounting Fees and Services

Fees Paid to Principal Accountants

	Fiscal Year Ended June 30,
	2018	2017
Audit fees	$232,500		$275,050
Audit–related fees	$0	$
Tax fees	$0	$
All other fees(1)	$0	$
Total	$232,500		$275,050

(1) All other fees in fiscal year 2018 includes services in connection with our internal controls. All services were approved by the Audit Committee.

Our auditor for the years ended June 30, 2017 was Hein & Associates, LLP and June 30, 2018 was Moss Adams LLP following a merger in November 2017 with Hein & Associates, LLP.

Audit Committee Pre–Approval Policy

The charter of the Audit Committee includes certain procedures regarding the pre-approval of all engagement letters and fees for all auditing services and permitted non-audit services performed by the independent auditors, subject to any exception under Section 10A of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder (the “Exchange Act”). Pre-approval authority may be delegated to an Audit Committee member or a subcommittee comprised of members of the Audit Committee, and any such member or subcommittee shall report any decisions to the full Audit Committee at its next scheduled meeting. All services were approved by the Audit Committee pursuant to its pre–approval policies as in effect as of the relevant times.

PART IV

Financial Statements and Financial Statement Schedules

(a)	The following exhibits are filed with this amended annual report on Form 10-K/A.

Exhibits Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	October 16, 2018