Form 10-Q
period 2018-09-30
Samson Oil & Gas LTD
filed 2018-11-14
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

There were 3,283,000,444 ordinary shares outstanding as of November 12, 2018.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED September 30, 2018

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

Part I — Financial Information

 Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	30-Sep-18	30-Jun-18
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,492,749	$1,376,676
Accounts receivable	2,581,153	1,759,461
Prepayments	137,230	137,342
Oil inventory	219,288	219,288
Oil and gas properties held for sale	28,707,047	28,675,890
Total current assets	34,137,467	32,168,657
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $12,622,572 and $12,606,491 at September 30, 2018 and June 30, 2018, respectively	1,735,852	1,744,951
Other property and equipment, net of accumulated depreciation and amortization of $737,896 and $758,803 at September 30, 2018 and June 30, 2018, respectively	192,908	242,822
Net property, plant and equipment	1,928,760	1,987,773
OTHER NON CURRENT ASSETS
Restricted cash - bonding	450,000	450,000
Deferred tax asset	732,056	732,056
Other	133,464	134,644
TOTAL ASSETS	$37,381,747	$35,473,130

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,067,842	$8,383,570
Accruals	459,924	1,088,338
Fair value of derivative instruments	877,310	1,210,795
Asset retirement obligations associated with assets for sale	2,509,981	2,509,981
Credit facility	23,834,749	23,867,557
Provision for annual leave	243,808	250,826
	37,993,614	37,311,067
NON CURRENT LIABILITIES
Asset retirement obligations	829,687	834,131
TOTAL LIABILITIES	38,823,301	38,145,198
STOCKHOLDERS’EQUITY (DEFICIT) – nil par value
3,283,000,444 (equivalent to 16,415,002 ADR’s) and 3,283,000,444 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	106,743,167	106,743,167
Accumulated other comprehensive income	876,417	846,556
Accumulated deficit	(109,061,138)	(110,261,791)
Total stockholders’ equity (deficit)	(1,441,554)	(2,672,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,381,747	$35,473,130

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended

	30-Sep-18	30-Sep-17
REVENUES AND OTHER INCOME:
Oil sales	$275,848	$97,617
Gas sales	8,322	7,846
Other liquids	47	-
Interest income	418	58
Other	-	178,658
TOTAL REVENUE AND OTHER INCOME	284,635	284,179

EXPENSES:
Lease operating expense	(101,645)	(24,191)
Depletion, depreciation and amortization	(28,043)	(71,709)
Impairment expense	-	(40,856)
Exploration and evaluation expenditure	(28,778)	(3,173)
Accretion of asset retirement obligations	(8,521)	(12,026)
Loss on derivative instruments	(26,980)	(667,395)
General and administrative	(836,303)	(1,359,287)
TOTAL EXPENSES	(1,030,270)	(2,178,637)

Income/(loss) from operations	(745,635)	(1,894,458)
Income tax benefit	-	-
Net (loss) from continuing operations	(745,635)	(1,894,458)

Gain from discontinued operations	1,946,288	151,274

Income/(Loss)	1,200,653	(1,743,184)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	29,861	(1,228)
Total comprehensive income/(loss) for the period	$1,230,514	$(1,744,412)

Net loss per ordinary share from continuing operations:
Basic – cents per share	(0.02)	(0.06)
Diluted – cents per share	(0.02)	(0.06)

Net earnings per common share from discontinued operations:
Basic – cents per share	0.06	0.01
Diluted – cents per share	0.06	0.01

Net earnings per common share from operations:
Basic – cents per share	0.04	(0.05)
Diluted – cents per share	0.04	(0.05)

Weighted average ordinary shares outstanding:
Basic	3,283,000,444	3,283,000,444
Diluted	3,283,000,444	3,283,000,444

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

			Accumulated Other
			Other	Total
	Ordinary		Comprehensive	Stockholders
	Shares	(Accumulated Deficit)	Income/(Loss)	Equity (Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net income	-	1,200,653	-	1,200,653
Foreign currency translation gain, net of tax of nil	-	-	29,861	29,861
Total comprehensive income for the period	-	1,200,653	29,861	1,230,514
Balance at September 30, 2018	$106,743,167	$(109,061,138)	$876,417	$(1,441,554)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	30-Sep-18	30-Sep-17
Cash flows provided by/(used in) operating activities
Receipts from customers	$469,598	$445,199
Payments to suppliers & employees	(883,459)	(403,174)
Interest received	11	58
Payments on derivative instruments	(510,326)	(125,815)
Interest paid	-	-
Net cash flows provided by/(used in) operating activities	(924,176)	(83,732)
Cash flows (used in)/provided by investing activities
Proceeds from sale of oil and gas properties	-	-
Payments for plant & equipment	-	(4,060)
Payments for exploration and evaluation	(28,778)	(2,671)
Payments for oil and gas properties	(6,389)	(13,927)
Net cash flows (used in)/provided by investing activities	(35,167)	(20,658)
Cash flows (used in)/provided by financing activities
Proceeds from the exercise of options	-	-
Proceeds from borrowings	-	-
Repayment of borrowings	-	-
Share issuance costs	-	-
Net cash flows (used in)/provided by financing activities	-	-
Net increase/(decrease) in cash and cash equivalents	(959,343)	(104,390)
Cash and cash equivalents at the beginning of the quarter period	1,376,676	628,778
Net cashflows provided by operations - discontinued operations	1,415,774	(84,977)
Net cashflows provided by/(used) in investing activities - discontinued operations	663,794	(78,921)
Net cashflows provided by financing operations - discontinued operations	-	450,000
Effects of exchange rate changes on cash and cash equivalents	(4,152)	(2,838)
Cash and cash equivalents at end of quarter period	$2,492,749	$807,652

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

The Company’s Consolidated Financial Statements have been prepared on a basis consistent with the accounting principles and policies reflected in the Company’s audited financial statements as of and for the year ended June 30, 2018. The year-end Consolidated Balance Sheet presented herein was derived from audited Consolidated Financial Statements, but does not include all disclosures required by GAAP.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report (“Form 10-K”).

Accruals.   Accrued liabilities at June 30, 2018 and September 30, 2018 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2018 and September 30, 2018 include tubing and chemicals and other subscription costs paid in advance for the year.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. These changes have had no material impact on the financial statements, but amounts and disclosures were changed to show the impact of discontinued operations.

Liquidity and Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

As disclosed in the financial statements, we incurred a net loss from continuing operations of $0.7 million for the three months ended September 30, 2018, and as at that date, we had $38 million in current liabilities, including $10.1 million in accounts payable, and approximately $5.4 million in current assets, excluding oil and gas assets held for sale. As at September 30, 2018, we had net current liabilities of $3.2 million. Our ability to continue as a going concern is dependent on refinancing our $24 million bank debt or the sale of our oil and gas properties to repay that debt.

We are engaged in discussions with a non-bank lender with respect to refinancing our current $24 million credit facility, which expired October 31, 2018, and is now due and payable. We have also engaged PLS Energy Advisory Group to market our assets. Based on our current financial position, in both cases we may be required to accept terms less favorable than would otherwise be available to us. There also can be no assurances that we will be successful in refinancing of our debt or to sell substantially all of our assets. These factors indicate there is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

As of September 30, 2018 the majority of our interest in the wells in the Foreman Butte project were held for sale and therefore have been recognized as discontinued operations for the quarter ended September 30, 2018 and 2017. These are expected to be sold within the next 12 months, although we can offer no assurances that such sale efforts will be successful.

Discontinued Operations

	Quarter ended September 30,
	2018	2017
Major line items constituting pretax gain (loss) of discontinued operations
Oil sales	3,259,393	2,486,904
Gas sales	28,955	41,411
Other liquids	3,822	1,579
Other income*	1,000,000	-
Lease operating expense	(2,071,472)	(1,627,486)
Depletion, depreciation and amortization	-	(406,349)
Accretion of asset retirement obligations	-	(68,145)
Amortization of borrowing costs	-	(28,950)
Interest expense	(274,410)	(247,690)

Gain from discontinued operations	1,946,288	151,274

Cashflows from Discontinued Operations
Cashflows from Operating Activities	1,415,774	(84,977)
Cashflows from Investing Activities	663,794	(78,921)
Cashflows from Financing Activities	-	450,000

* “Other income” includes $1 million released from escrow in relation to the contracted sale of the Foreman Butte project that did not close.

Recent Accounting Standards

On July 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective approach, which only applies to contracts that were not completed as of the date of the application. The adoption did not require an adjustment to the opening retained deficit for the cumulative effect adjustment and does not have a material impact on our ongoing consolidated balance sheet, statement of operations, statement of stockholders’ equity or statement of cash flows.

We recognize revenues from the sales of oil, natural gas and natural gas liquids (“NGL”) to our customers in accordance with the five-step revenue recognition model prescribed in ASC 606. Specifically, revenue is recognized when our performance obligations under contracts with customers (purchasers) are satisfied, which generally occurs with the transfer of control of the products to the purchasers. Control is generally considered transferred when the following criteria are met: (i) transfer of physical custody, (ii) transfer of title, (iii) transfer of risk of loss and (iv) relinquishment of any repurchase rights or other similar rights. Given the nature of our sales, revenue is recognized at a point in time based on the amount of consideration we expect to receive in accordance with the price specified in the contracts.

Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as we use knowledge of our properties and their historical performance, spot market prices and other factors as the basis for these estimates. At September 30, 2018, the Company had receivables related to contracts with customers of $1.2 million.

There was no impact on previously recognized revenue and no changes to what we would have recognized under the previous revenue recognition standard, ASC Topic 605 Revenue Recognition

Leasing

Accounting Standards Codification 842 (“ASC 842”) Leases is effective for fiscal years beginning after December 15, 2018. Although the impacts of the standard are still being reviewed, due to minimal leasing activity undertaken by the us, we expect this statement to have little impact on the Financial Statements.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three months ended
	30-Sep-18	30-Sep-17
Dilutive	-	-
Anti–dilutive	314,500,000	314,500,000

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended
	30-Sep-18	30-Sep-17
Net income (loss) from continuing operations	$(745,635)	$(1,894,458)

Basic weighted average ordinary shares outstanding	3,283,000,444	3,282,861,876
Add: dilutive effect of stock options	-	-
Diluted weighted average ordinary shares outstanding	3,283,000,444	3,282,861,876
Basic earnings/(loss) from continuing operation per ordinary share – cents per share	(0.02)	(0.06)
Diluted earnings/(loss) from continuing operation per ordinary share – cents per share	(0.02)	(0.06)

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

The value of asset retirement obligation held related to asset held for disposal relates to the retirement obligation associated with certain properties held for sale relating to our Foreman Butte project in North Dakota and Montana.

In the prior year, the liabilities settled relate to wells plugged and abandoned in our Sabretooth project in Texas. Disposition of properties relate to the sale of certain wells in Wyoming.

The following table summarizes the activities for the Company’s asset retirement obligations for the three months ended September 30, 2018 and 2017:

	Three months ended
	30-Sep-18	30-Sep-17
Asset retirement obligations at beginning of period	$3,344,112	$3,456,236
Liabilities incurred or acquired	-	-
Liabilities settled	(12,965)	(12,500)
Disposition of properties	-	(131,202)
Accretion expense	8,521	80,171
Asset retirement obligations at end of period	3,339,668	3,392,705
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	(2,509,981)	-
Long-term asset retirement obligations	$829,687	$3,392,705

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2018 and June 30, 2018.

	Carrying value at September 30, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at September 30, 2018
Current Assets:
Cash and cash equivalents	$2,492,749	$2,492,749	$-	$-	$-	$2,492,749
Derivative Instruments	-	-	344	-	(344)	-

Non Current Assets
Derivative Instruments	-	-	-	-	-	-

Current Liabilities
Derivative instruments	877,310	-	877,654	-	(344)	877,310

Non Current Liabilities
Derivative Instruments	-	-	-	-	-	-

	Carrying value at June 30, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2018
Current Assets:
Cash and cash equivalents	$1,376,676	$1,376,676	$-	$-	$-	$1,376,676
Derivative Instruments	-	-	4,218	-	(4,218)	-

Non Current Assets
Derivative Instruments	-	-	-	-	-	-

Current Liabilities
Derivative instruments	1,210,795	-	1,215,013	-	(4,218)	1,210,795

Non Current Liabilities
Derivative Instruments	-	-	-	-	-	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

Other fair value measurements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis.

The Company also applies fair value accounting guidance to measure non–financial assets and liabilities such as business acquisitions, proved oil and gas properties, and the initial recognition of asset retirement obligations. These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations. These items are primarily valued using the present value of estimated future cash inflows and/or outflows. Given the unobservable nature of these inputs, they are deemed to be Level 3.

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

As of September 30, 2018 we had capitalized exploration expenditures of $nil, having written off the expense previously capitalized associated relating to the Cane Creek project in Utah. Our option to acquire leasehold lands in this project, expired unexercised.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

No shares were issued during the three months ended September 30, 2018.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Three months ended
	30-Sep-18	30-Sep-17

Net loss	$1,200,653	$(1,743,184)
Depletion, depreciation and amortization	28,043	478,058
Accretion of asset retirement obligation	8,521	80,171
Impairment expense	-	-
Exploration and evaluation expenditure	28,778	3,173
Amortization borrowing costs	-	28,950
Non cash (gain)/loss on derivative instruments	(333,485)	541,580
Net gain from sale of assets	(1,000,000)	(178,658)
Share based payments	-	236,717

Changes in assets and liabilities:

Increase in receivables	(821,692)	139,033
Increase in provision for annual leave	(7,018)	585
Increase in payables	1,387,798	244,866

NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$491,598	$(168,709)

This amount reconciles to the Statement of Cashflows as follows:
Net cash flows used in operating activities from continuing operations	(924,176)	(83,732)
Net cashflows provided by/(used in) operating activities from discontinued activities	1,415,774	(84,977)
	$491,598	$(168,709)

10. Credit Facility

	Three months ended
	30-Sep-18	30-Sep-17
Credit facility at beginning of period	$23,867,557	$23,419,719
Cash advanced under facility	-	450,000
Cash committed to be advanced under facility	-	-
Repayments	-	-
Credit facility at end of period (1)	$23,867,557	$23,869,719

Funds available for drawdown under the facility	-	97,443

(1)	The credit facility is recognized as a current liability due the Company’s continued breach of the covenants in the facility. The loan is due and payable.

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

In March 2016, the facility was extended to $30.5 million to partly fund the Foreman Butte Acquisition. In connection with this amendment to the facility agreement, the following covenants, tested on a quarterly basis, were included:

•	Current ratio greater than 1
•	Debt to EBITDAX (annualized) ratio no greater than 4.00 for the quarter ended September 30, 2017 and thereafter
•	Senior leverage ratio of no greater than 3.75 for the quarter ending December 31, 2016 and thereafter
•	Interest coverage ratio minimum of between 2.5 and 1.0

Following multiple covenant breaches, on June 14, 2018 we entered into a forbearance agreement with Mutual of Omaha Bank pursuant to which Mutual of Omaha Bank agreed to forbear on exercising its remedies under the credit facility contingent upon the success of our effort to sell the Foreman Butte asset. This agreement, as amended, terminated in accordance with its terms on October 15, 2018. The $23.9 million outstanding under our credit facility was due for repayment October 31, 2018 but we did not repay it by that deadline. Mutual of Omaha Bank may issue a notice of default and seek repayment of the facility or pursue alternative repayment methods, including the sale of the outstanding loan to a third party, at any time.

We incurred $0.6 million in borrowing costs (including legal fees and bank fees) in connection with the establishment of this facility. These costs were written off in total during the year ended June 30, 2018.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At September 30, 2018 the Company’s commodity derivative contracts consisted of collars which are described below:

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

During the three months ended September 30, 2018 we recognized $0.03 million in loss on derivative instruments in the Statement of Operations.

At September 30, 2018, the Company’s open derivative contracts consisted of the following:

Collars

Product	Start Date	End Date	Volume (BO/Mmbtu)	Floor	Ceiling
WTI	1-Oct-18	31-Dec-18	40,480	45.00	56.00
Henry Hub	1-Nov-18	31-Dec-18	20,130	2.65	2.90

12. Subsequent Events

There are no subsequent events or material contingencies, other than the expiration of our primary credit facility on October 31, 2018, and as such other events as noted in this Quarterly Report on Form 10-Q.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying Condensed Financial Statements. You should read this in conjunction with the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Financial Statements for the year ended June 30, 2018, included in our Annual Report on Form 10-K and the Consolidated Financial Statements included elsewhere herein.

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

In June 2018 we signed a purchase and sale agreement for the sale of the majority of our working interest in the Foreman Butte project in Montana and North Dakota for $40 million. This sale was expected to close on October 15, 2018 however the buyer failed to close. A nonrefundable $1 million deposit placed into escrow by the buyer was released to us and as such we have included it in "other income" within discontinued operations. As part of this sale, we would have retained a 15% working interest in the Home Run Field, a smaller field within the greater Foreman Butte area. The proceeds of the sale would have been used to repay our credit facility with Mutual of Omaha Bank in full and bring our other accounts payable current. The interest in these assets, associated liabilities and revenue and expenses are presented as discontinued operations in the Financial Statements as though the transaction occurred on July 1, 2017.

We have terminated the purchase and sale agreement with the buyer and have engaged PLS Energy Advisors Group to remarket the asset. As an alternative, we have also engaged a non-bank lender to consider refinancing our current Mutual of Omaha Bank credit facility.

Foreman Butte Project

In March 2016 we closed on an acquisition of certain producing and nonproducing oil and gas assets in North Dakota and Montana (the “Foreman Butte Project”) for a purchase price of $16 million (the “Foreman Butte Acquisition”). The acquired assets were comprised of producing oil and gas wells, shut in wells and associated facilities. The wells are located in the Madison and Ratcliffe formations. The majority of these wells are now operated by us; however a number of non-operated wells were also included in this package.

We continue to concentrate our efforts on the operations of this field. Due to financial constraints we have not made substantial progress on the development of the PUD drilling program in the Home Run Field. Our development efforts are currently constrained by our lack of access to capital to fund any development activities. We have four current drilling permits for Home Run Field, the most promising non-producing area within the Foreman Butte Project. We would anticipate the drilling of one or more PUD wells if we obtain the necessary funding through a refinance of our credit facility or if we retain an interest in the field as part of any future sale of the Foreman Butte Project. There can be no assurance, however, that either possibility will come to fruition.

Fiscal quarter overview

Excluding the impact of discontinued operations, our net oil production was 4,191 barrels of oil for the quarter ended September 30, 2018, compared to 3,153 barrels of oil for the quarter ended September 30, 2017. Production was slightly higher during the quarter ended September 30, 2018 due to the impact of a number of workovers completed during the current quarter.

Our net gas production was 2,275 Mcf for the quarter ended September 30, 2018 compared to 1,120 Mcf for the quarter ended September 30, 2017. The increase in the oil price has meant that some of the more liquid rich gas has been produced rather than flared. This value is immaterial to us.

Lease operating expenses (“LOE”) increased to $0.1 million for the quarter ended September 30, 2018, from $0.02 million for the quarter ended September 30, 2017 due to general operating expense increases in the field following an increase in the oil price and an increase in demand for oil field services.

For the three months ended September 30, 2018 and September 30, 2017 we reported a net loss of $0.8 million from continuing operations and a net loss of $1.9 million from continuing operations, respectively.

Our ability to continue as a going concern is dependent on obtaining the capital necessary to permit additional development of our oil and gas properties or a monetization of some or all of those properties. We are engaged in discussions with a non-bank lender with respect to refinancing our current credit facility. We are also continuing to market our major asset for sale after the buyer failed to close on the sale contemplated by the purchase and sale agreement for the Foreman Butte Project executed in June 2018. Mutual of Omaha Bank currently has the right to issue a notice of default on account of the expiration of the $24 million credit facility, however, to the date of this report, the bank has not exercised that right.

In addition to pursuing a refinancing of our debt, we have re-engaged PLS Energy Advisors Group to market the Foreman Butte Project following the failure of the previously contracted buyer to close a $40 million purchase. Based on our current financial position, in both cases, we may now be required to accept terms less favorable than would otherwise be available to us. There also can be no assurance that we will be successful in refinancing our debt or the sale of the Foreman Butte Project, with or without a retained interest. These factors indicate there is substantial doubt about our ability to continue as a going concern.

See “Results of Operations” below.

Notable Activities and Status of Material Properties during the Quarter Ended September 30, 2018 and Current Activities

Producing Properties

Foreman Butte Project, McKenzie County, North Dakota

Mississippian Madison Formation, Williston Basin

Samson 87% Operated Average Working Interest

We averaged a gross 833 BOEPD from our operated wells in the Foreman Butte Project this quarter.

During the quarter, we commenced our water flood pilot project for the Home Run Field. The waterflood pilot project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is non-economic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issue. In essence the water is being returned to the reservoir from which it originated. This water will be trucked to the injector from the existing producing wells. We anticipate this water flood will allow us to resume production at certain wells that have been shut-in for the past 3 years. These shut-in wells were previously uneconomic to produce due to high water disposal costs. We cannot make assurances regarding the success of the water flood operation.

The Home Run Field (also known as the Foreman Butte Field) is the largest areal oil field in the Foreman Butte Project. It was developed on a 640-acre spacing pattern and our engineering and geologic analyses have determined that only 3.2% of the original oil in place has been recovered to date. Given that oil fields can recover up to 20% of their oil in place, there would appear to be significant un-developed oil to be recovered from this field. In the event that we do sell the Foreman Butte Project, it remains our intention to retain a portion of the working interest in the Home Run Field.

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Permo-Penn Project, Northern D-J Basin

Samson 37.5% working interest

All wells within this project have been plugged and abandoned with the final work expected to be completed during the next quarter.

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

Developed Properties: Drilling Activities

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

Kraken Operating, LLC, the operator of the Gladys 1-20H well, has been producing this well at an average rate of 74 BOPD and 86 MCFPD during the quarter.

Results of Operations

For the three months ended September 30, 2018 excluding the impact of discontinued operations, we reported a net loss of $0.7 million compared to a net loss of $1.9 million for the same period in 2017.

The following tables set forth selected operating data for the three months ended:

	Three months ended
	30-Sep-18	30-Sep-17
Production Volume
Oil (Bbls)	4,191	3,153
Natural gas (Mcf)	2,775	1,120
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	4,654	3,340

Sales Price
Realized Oil ($/Bbls)	$65.82	$47.10

Expense per BOE:
Lease operating expenses	$22.30	$34.64
Production and property taxes	$1.37	$5.21
Depletion, depreciation and amortization	$6.03	$8.49
General and administrative expense	$179.71	$24.14

The following table sets forth results of operations for the following periods:

	Three months ended
	30-Sep-18	30-Sep-17	1Q19 to 1Q18 change
Oil sales	$275,848	$97,617	$178,231
Gas sales	8,322	7,846	476
Other liquids	47	-	47
Interest income	418	58	360
Other	-	178,658	(178,658)

Lease operating expense	(101,645)	(24,191)	77,454
Depletion, depreciation and amortization	(28,043)	(71,709)	(43,666)
Impairment	-	(40,856)	(40,856)
Abandonment	-	-	-
Exploration and evaluation expenditure	(28,778)	(3,173)	25,605
Accretion of asset retirement obligations	(8,521)	(12,026)	(3,505)
Interest expense	-	-	-
Loss on derivative instruments	(26,980)	(667,395)	(640,415)
Amortization of borrowing costs	-	-	-
General and administrative	(836,303)	(1,359,287)	(522,984)
Income tax benefit	-	-	-
Net income/(loss)	$(745,635)	$(1,894,458)	$(1,148,823)

Comparison of Quarter Ended September 30, 2018 to Quarter Ended September 30, 2017

The impact of discontinued operations have been excluded from the discussion below.

Oil and gas revenues

Oil revenues increased from $0.1 million for the three months ended September 30, 2017 to $0.3 million for the three months ended September 30, 2018, as a result of the slight increase in oil production. Oil production increased from 3,153 barrels for the three months ended September 30, 2017 to 4,191 barrels for the three months ended September 30, 2018.

The realized oil price increased from $47.10 per Bbl for the three months ended September 30, 2017 to $65.82 per Bbl (excluding the impact of derivatives) for the three months ended September 30, 2018 following a recovery in the global oil price.

Sale of Assets

For the quarter ended September 30, 2017 we recognized $0.2 million in profit on the sale of our working interest in a number of non operated wells in Wyoming. The wells were sold for the value of the current accounts payable owed to the operator and the plugging liability. No such sales were recognized in the current quarter.

Exploration expense

Excluding deferred exploration costs written off, exploration expenditures for the quarter ended September 30, 2018 and September 30, 2017 were less than $30,000 for either quarter.

Lease operating expense

Lease operating expenses (“LOE”) increased from $0.03 million for the quarter ended September 30, 2017, to $0.1 million for the quarter ended September 30, 2018 due to increased prices following an increase in the demand for oil field services in conjunction with the increase in the oil price. The wells in the Foreman Butte project area, and in the Home Run Field are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization expense decreased from $0.07 million for the quarter ended September 30, 2017 to $0.03 million for the quarter ended September 30, 2018. This is due to depreciation not being charged on the majority of the Foreman Butte field wells as they are held for sale.

General and administrative expense

General and administrative expense decreased from $1.4 million for the quarter ended September 30, 2017 to $0.8 million for the quarter ended September 30, 2018. We have been actively trying to reduce our general and administrative costs in recent periods. Effective October 1, 2017, all staff and directors took 25% pay cuts in order to reduce salary costs. The cost of a number of consultants have also been reduced.

Discontinued Operations

A purchase and sale agreement to sell a substantial interest in the Foreman Butte project area was signed on June 14, 2018. The acquisition price was $40,000,000 with an effective date of January 1, 2018. The transaction did not close as expected on October 15, 2018 and we have engaged PLS Energy Advisors Group to remarket the assets. We are still in discussions with the original buyer as well. If the contracted transaction had closed, we would have retained a 15% working interest in certain wells in the Home Run Field. There can be no assurance that we will be able to sell the assets to another buyer for the same price or that we will be able to retain a working interest in the Home Run Field as we did in the contracted transaction. The impact of the proposed sale has been treated as a discontinued operation and adjustments have been made to the quarter ending June 30, 2018 and 2017 to show the impact of this sale had it occurred on July 1, 2017.

Interest charges and amortization of borrowing costs have been included in the discontinued operations as the credit facility is directly related to the assets being sold.

Gain from the discontinued operations increased from $0.2 million for the quarter ended September 30, 2017 to $2.1 million for the quarter ended September 30, 2018. Included in the current quarter profit is $1 million released from escrow in relation to the contracted sale of the Foreman Butte project that did not close as contracted in the purchase and sale agreement and subsequent amendments. The deposit was not refundable and was released to us during the quarter ended September 30, 2018.

Cash Flows

The table below shows cash flows for the following periods:

	Three months ended
	30-Sep-18	30-Sep-17
Cash provided by/(used in) operating activities	$(924,176)	$(83,732)
Cash (used in)/provided by investing activities	(35,167)	(20,658)
Cash provided by/(used in) financing activities	-	-

Cash used in operations decreased from a net outflow of $0.1 million for the three months ended September 30, 2017, to a net outflow of $0.9 million for the three months ended September 30, 2018. Cash receipts from customers remained consistent between the two periods at $0.5 million.

Payments to suppliers and employees increased from $0.4 million for the three months ended September 30, 2017 to $0.9 million for the three months ended September 30, 2018. Payments for derivative instruments increased from $0.1 million for the three months ended September 30, 2017 to $0.5 million for the three months ended September 30, 2018.

Cash used in investing activities increased from an outflow of $0.02 million for the three months ended September 30, 2017 to an outflow of $0.03 million for the three months ended September 30, 2018.

All options outstanding as at September 30, 2018 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties. While we are planning for this to be our primary use of capital during fiscal year 2018-2019, we cannot conduct any further acquisition, development or exploration activities until we secure additional funding. There can be no guarantee we will be able to secure this funding.

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

The amended credit facility included the following covenants, tested on a quarterly basis:

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

As a result of this amendment to the credit facility the interest changed from being based on LIBOR to the Wall Street Journal published Prime Rate (“Prime”). The interest rate on the term loan became Prime plus 2.5% or approximately 7.75% and the credit facility became Prime plus 1.0% or 6.25%.

In June 2017, Samson and Mutual of Omaha Bank agreed to extend both the $4 million term loan and our $19.45 million reserve base facility until October 2018.

On February 9, 2018 we entered into an agreement (the “Agreement”) with Mutual of Omaha Bank. Under the Agreement we were required to provide Mutual of Omaha Bank, on or before March 31, 2018, with either (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations. Following our breach of the Agreement and multiple breaches of the covenants in the amended credit facility, on June 14, 2018 we entered into a forbearance agreement with Mutual of Omaha Bank pursuant to which the Bank agreed to forbear on exercising its remedies under the credit facility contingent upon the success of our effort to sell the Foreman Butte Project. This agreement, as amended, terminated in accordance with its terms on October 15, 2018. The $23.9 million outstanding under our credit facility was due for repayment October 31, 2018 but we did not repay it by that deadline. As a result, Mutual of Omaha Bank may issue a notice of default and seek repayment of the facility or pursue alternative repayment methods, including the sale of the outstanding loan to a third party, at any time.

It was our intention to repay the outstanding credit facility with the proceeds from the contracted sale after closing on October 15, 2018, however this sale failed to close. Mutual of Omaha Bank has the right to issue us with a notice of default in relation to the facility, however they have yet to do so.

The current balance due under the facility is $23.9 million and was due for repayment October 31, 2018.

On account of our breaches of the Agreement and the loan facility covenants, our credit facility has been recorded as a current liability and is due for repayment October 2018.

The uncertainties surrounding our capital resources and requirements are further exacerbated by the variable results of our exploration and drilling program and changes in oil and natural gas prices, either of which could lead us to accelerate or decelerate exploration and drilling activities, as funding permits. The aggregate levels of capital expenditures for our fiscal year ending June 30, 2018, and the allocation of those expenditures, are dependent on a variety of factors, including the availability of capital resources to fund those expenditures and changes in our business assessments as to where our capital can be most profitably employed. Accordingly, the actual levels of capital resources and expenditures and the allocation of those expenditures may vary materially from our estimates.

We are continually monitoring the capital resources available to us to meet our future financial obligations, planned capital expenditure activities and liquidity.  Our future success in growing our proved reserves and production will be highly dependent on capital resources available to us and our success in finding or acquiring such additional productive reserves.

Our main source of liquidity during the three months ended September 30, 2018 was cash on hand and the release of escrow funds from the terminated sale of assets.

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

Our cash position as of September 30, 2018 increased slightly from June 30, 2018 largely due an increase in our accounts payable balance and the release of escrow funds from the termination of the purchase agreement for our Foreman Butte assets.

If future production rates are less than anticipated, and/or the oil price deteriorates for an extended period, the value of our position in affected areas will decline, our results of operations, financial condition and liquidity will be adversely impacted and we could incur material write-downs of oil and gas properties. Our ability to continue operations could also be adversely affected. See the risk factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. See also Part II, Item 1A of this report below.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

 Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Achieving the sale of our business or assets, or a refinancing of our debt;
•	Continued focus on cost savings and efficiency across all aspects of the Company, including lease operating costs and general and administrative costs; and
•	Strengthening the balance sheet through diligent capital management.

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

As of September 30, 2018, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 1A.   Risk Factors.

We did not repay our debt by its maturity date of October 31, 2018, we are in breach of multiple covenants under our credit agreement, and our lender is no longer under any agreement to forebear from the exercise of its rights under the credit facility.

The maturity date for the $23.9 million we have borrowed under our credit facility was October 31, 2018. We did not repay the facility by that date. Additionally, we remain in breach of multiple covenants under our credit agreement with Mutual of Omaha Bank. Our prior agreements with Mutual of Omaha Bank to forebear from exercising its rights under the credit facility have terminated. There is no assurance that the bank will not declare a default and seek immediate repayment of the entire debt borrowed under the facility because of these breaches.

In addition to other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The risks disclosed herein and in our Annual Report on Form 10-K could materially affect our business, financial condition or future results.  The risks described herein and in our Annual Report on Form 10-K are not the only risks facing us.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

The description of our non-compliance with the terms and covenants of our credit facility included in “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Capital Expenditures” is incorporated herein by reference.

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

SAMSON OIL & GAS LIMITED

Date: November 14, 2018	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

