Form 10-Q
period 2018-12-31
Samson Oil & Gas LTD
filed 2019-02-14
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

There were 328,300,044 ordinary shares outstanding as of February 12, 2019.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED December 31, 2018

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets, December 31, 2018 and June 30, 2018	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31, 2018 and 2017 and the six months ended December 31, 2018 and 2017.	5

	Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the six months ended December 31, 2018	6

	Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II — Other Information		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Dec-18	30-Jun-18
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,737,802	$1,376,676
Accounts receivable	1,755,793	1,759,461
Prepayments	262,744	137,342
Oil inventory	219,288	219,288
Oil and gas properties held for sale	-	28,675,890
Total current assets	3,975,627	32,168,657
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $16,667,527 and $12,606,491 at December 31, 2018 and June 30, 2018, respectively	29,510,226	1,744,951
Other property and equipment, net of accumulated depreciation and amortization of $747,639 and $758,803 at December 31, 2018 and June 30, 2018, respectively	182,648	242,822
Net property, plant and equipment	29,692,874	1,987,773
OTHER NON CURRENT ASSETS
Restricted cash - bonding	450,000	450,000
Deferred tax asset	732,056	732,056
Other	132,319	134,644
TOTAL ASSETS	$34,982,876	$35,473,130

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$10,713,238	$8,383,570
Accruals	576,786	1,088,338
Fair value of derivative instruments	-	1,210,795
Asset retirement obligations associated with assets for sale	-	2,509,981
Credit facility	23,834,749	23,867,557
Provision for annual leave	243,155	250,826
	35,367,928	37,311,067
NON CURRENT LIABILITIES
Asset retirement obligations	3,608,503	834,131
TOTAL LIABILITIES	38,976,431	38,145,198
STOCKHOLDERS’EQUITY (DEFICIT) – nil par value
328,300,044 (equivalent to 16,415,002 ADR’s) and 328,300,044 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	106,743,167	106,743,167
Accumulated other comprehensive income	875,829	846,556
Accumulated deficit	(111,612,551)	(110,261,791)
Total stockholders’ equity (deficit)	(3,993,555)	(2,672,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$34,982,876	$35,473,130

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Six months ended
	31-Dec-18	31-Dec-17	31-Dec-18	31-Dec-17
REVENUES AND OTHER INCOME:
Oil sales	$2,919,607	$2,621,994	$6,454,848	$5,206,515
Gas sales	105,464	36,033	142,741	85,290
Other liquids	4,964	1,601	8,833	3,180
Interest income	32	54	450	113
Gain on derivative instruments	462,324	-	435,345	-
Other	-	-	1,000,000	178,657
TOTAL REVENUE AND OTHER INCOME	3,492,391	2,659,682	8,042,217	5,473,755

EXPENSES:
Lease operating expense	(3,307,215)	(1,249,052)	(5,480,332)	(2,901,004)
Depletion, depreciation and amortization	(1,033,928)	(420,107)	(1,061,971)	(898,165)
Abandonment expense	-	(25,820)	-	(66,676)
Exploration and evaluation expenditure	(10,532)	(279,340)	(39,310)	(282,513)
Accretion of asset retirement obligations	(268,835)	(79,715)	(277,356)	(159,886)
Amortization of borrowing costs	-	(28,949)	-	(57,899)
Interest expense	(481,728)	(331,184)	(756,138)	(578,874)
Loss on derivative instruments	-	(901,471)	-	(1,568,866)
General and administrative	(941,567)	(839,282)	(1,777,870)	(2,198,570)
TOTAL EXPENSES	(6,043,805)	(4,154,920)	(9,392,977)	(8,712,453)

Loss from operations	(2,551,414)	(1,495,238)	(1,350,760)	(3,238,698)
Income tax benefit	-	-	-	-
Net (loss) from continuing operations	(2,551,414)	(1,495,238)	(1,350,760)	(3,238,698)

Gain from discontinued operations

Net income/(loss)	(2,551,414)	(1,495,238)	(1,350,760)	(3,238,698)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	(588)	(4,891)	29,273	(6,119)
Total comprehensive income/(loss) for the period	$(2,552,002)	$(1,500,129)	$(1,321,487)	$(3,244,817)

Net loss per ordinary share from continuing operations:
Basic – cents per share	(0.78)	(0.46)	(0.41)	(1.00)
Diluted – cents per share	(0.78)	(0.46)	(0.41)	(1.00)

Weighted average ordinary shares outstanding:
Basic	328,300,044	328,300,044	328,300,044	324,862,438
Diluted	328,300,044	328,300,044	328,300,044	324,862,438

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

	Ordinary	(Accumulated Deficit)	Accumulated Other	Total
	Shares		Other	Stockholders
			Comprehensive	Equity
			Income/(Loss)	(Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net loss	-	(1,350,760)	-	(1,350,760)
Foreign currency translation gain, net of tax of nil	-	-	29,273	29,273
Total comprehensive income (loss) for the period	-	(1,350,760)	29,273	(1,321,487)
Balance at December 31, 2018	$106,743,167	$(111,612,551)	$875,829	$(3,993,555)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	31-Dec-18	31-Dec-17
Cash flows provided by/(used in) operating activities
Receipts from customers	$8,686,752	$6,112,950
Payments to suppliers & employees	(7,192,326)	(5,134,649)
Interest received	449	112
Payments on derivative instruments	(775,449)	(465,573)
Interest paid	(756,138)	(578,874)
Net cash flows provided by/(used in) operating activities	(36,712)	(66,034)
Cash flows (used in)/provided by investing activities
Proceeds from sale of oil and gas properties	700,000	-
Payments for plant & equipment	-	(27,689)
Payments for exploration and evaluation	(39,310)	(11,435)
Payments for oil and gas properties	(256,925)	(131,037)
Net cash flows (used in)/provided by investing activities	403,765	(170,161)
Cash flows (used in)/provided by financing activities
Proceeds from the exercise of options	-	-
Proceeds from borrowings	-	450,000
Repayment of borrowings	-	-
Share issuance costs	-	-
Net cash flows (used in)/provided by financing activities	-	450,000
Net increase/(decrease) in cash and cash equivalents	367,053	213,805
Cash and cash equivalents at the beginning of the quarter period	1,376,676	628,778
Effects of exchange rate changes on cash and cash equivalents	(5,927)	(7,866)
Cash and cash equivalents at end of the quarter period	$1,737,802	$834,717

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

Accruals.   Accrued liabilities at June 30, 2018 and December 31, 2018 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2018 and December 31, 2018 include tubing and chemicals and other subscription costs paid in advance for the year.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. In Form 10-Q for the period ended September 30, 2018 comparatives were changed to show the impact of certain assets being held for sale. During the current quarter these assets were no longer deemed to be held for sale and therefore comparatives have not been changed. See the Discontinued Operations note below.

Liquidity and Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

As disclosed in the financial statements, we incurred a net loss from continuing operations of $1.4 million for the six months ended December 31, 2018, and as at that date, we had $35.4 million in current liabilities, including $10.7 million in accounts payable, and approximately $4.0 million in current assets. As at December 31, 2018, we had net current liabilities of $31.4 million. Our ability to continue as a going concern is dependent on refinancing our $24 million bank debt or the sale of our oil and gas properties to repay that debt.

We are engaged in ongoing discussions with a non-bank lender with respect to refinancing our current $24 million credit facility, which expired October 31, 2018, and is now due and payable. Due diligence has commenced with respect to this facility. PLS Energy Advisory Group are also continuing to market our assets, however no viable offers are currently under consideration.

Based on our current financial position, in both cases we may be required to accept terms less favorable than would otherwise be available to us, and there can be no assurances we will be able to comply with the conditions that are imposed upon us by any future financing arrangements. There also can be no assurances that we will be successful in refinancing of our debt or to sell substantially all of our assets. These factors indicate there is substantial doubt about our ability to continue as a going concern.

Discontinued Operations

As at June 30, 2018 and September 30, 2018 the majority of our assets in the Foreman Butte project were held for sale and were recognized as discontinued operations during those periods. Following repeated failures by the contracted buyer to close a sale of our Foreman Butte assets, we have pursued discussions with a new lender with a view to refinancing our current Mutual of Omaha Bank credit facility. Due diligence has commenced with respect to the land title of the assets being sold and to the environmental condition of the wells and associated facilities. As such the assets are no longer held for sale in the Balance Sheet for the six months ended December 31, 2018 or included as discontinued operations in the Income Statement.

The refinance of the existing facility is expected to be completed prior to March 31, 2019, however there can be no assurance that it will be completed at that time or at all.

Recent Accounting Standards

Revenue Recognition

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

Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as we use knowledge of our properties and their historical performance, spot market prices and other factors as the basis for these estimates. At December 31, 2018, the Company had receivables related to contracts with customers of $1.3 million.

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

During the quarter ended December 31, 2018, following receipt of share holder approval, we consolidated our outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding. Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Six months ended
	31-Dec-18	31-Dec-17
Dilutive	-	-
Anti–dilutive	31,450,000	31,450,000

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Six months ended
	31-Dec-18	31-Dec-17	31-Dec-18	31-Dec-17
Net income (loss) from continuing operations	$(2,551,414)	$(1,495,238)	$(1,350,760)	$(3,238,698)

Basic weighted average ordinary shares outstanding	328,300,044	328,300,044	328,300,044	324,862,438
Add: dilutive effect of stock options	-	-	-	-
Diluted weighted average ordinary shares outstanding	328,300,044	328,300,044	328,300,044	324,862,438
Basic earnings/(loss) from operations per ordinary share – cents per share	(0.78)	(0.46)	(0.41)	(1.00)
Diluted earnings/(loss) fom operations per ordinary share – cents per share	(0.78)	(0.46)	(0.41)	(1.00)

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

The value of asset retirement obligation held related to asset held for disposal as at June 30, 2018 relates to the retirement obligation associated with certain properties held for sale relating to our Foreman Butte project in North Dakota and Montana. These wells are no longer held for sale and the liability related to their asset retirement is held as a non-current liability.

In the prior year, the liabilities settled relate to wells plugged and abandoned in our Sabretooth project in Texas. Disposition of properties relate to the sale of certain wells in Wyoming.

The following table summarizes the activities for the Company’s asset retirement obligations for the six months ended December 31, 2018 and 2017:

	Six months ended
	31-Dec-18	31-Dec-17
Asset retirement obligations at beginning of period	$3,344,112	$3,456,236
Liabilities incurred or acquired	-	-
Liabilities settled	(12,965)	(12,500)
Disposition of properties	-	(131,202)
Accretion expense	277,356	159,886
Asset retirement obligations at end of period	3,608,503	3,472,420
Less: current asset retirement obligations (classified with accounts payable and accrued liabilities)	-	-
Long-term asset retirement obligations	$3,608,503	$3,472,420

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2018 and June 30, 2018.

	Carrying value at December 31, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at December 31, 2018
Current Assets:
Cash and cash equivalents	$1,737,802	$1,737,802	$-	$-	$-	$1,737,802
Derivative Instruments	-	-	-	-	-	-

	Carrying value at June 30, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2018
Current Assets:
Cash and cash equivalents	$1,376,676	$1,376,676	$-	$-	$-	$1,376,676
Derivative Instruments	-	-	4,218	-	(4,218)	-

Non Current Assets
Derivative Instruments	-	-	-	-	-	-

Current Liabilities
Derivative instruments	1,210,795	-	1,215,013	-	(4,218)	1,210,795

Non Current Liabilities
Derivative Instruments	-	-	-	-	-	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

As of December 31, 2018 we had capitalized exploration expenditures of $nil, having written off the expense previously capitalized associated relating to the Cane Creek project in Utah. Our option to acquire leasehold lands in this project, expired unexercised.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8. Share Capital

Issue of Share Capital

No shares were issued during the six months ended December 31, 2018. During the quarter ended December 31, 2018, following receipt of shareholder approval, we consolidated our outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding. Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Six months ended
	31-Dec-18	31-Dec-17

Net loss	$(1,350,760)	$(3,238,698)
Depletion, depreciation and amortization	1,061,971	898,165
Accretion of asset retirement obligation	277,356	159,886
Impairment expense	-	-
Exploration and evaluation expenditure	39,310	282,513
Amortization borrowing costs	-	57,899
Abandonment expense	-	66,676
Non cash (gain)/loss on derivative instruments	(1,210,795)	1,103,293
Net gain from sale of assets	(1,000,000)	(178,657)
Share based payments	-	367,803

Changes in assets and liabilities:

Increase in receivables	3,668	(69,657)
Increase in provision for annual leave	(7,671)	40,775
Increase in payables	2,150,209	443,968
NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	$(36,712)	$(66,034)

10. Credit Facility

	Six months ended
	31-Dec-18	31-Dec-17
Credit facility at beginning of period	$23,867,557	$23,419,719
Cash advanced under facility	-	450,000
Cash committed to be advanced under facility	-	-
Repayments	-	-
Credit facility at end of period (1)	$23,867,557	$23,869,719

Funds available for drawdown under the facility	-	97,443

(1)	The credit facility is recognized as a current liability due the Company’s continued breach of the covenants in the facility. The loan is due and payable.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales. At December 31, 2018 the Company’s commodity derivative contracts had all expired with no additional derivative contracts put in place through the date of this report.

All of the Company’s previous derivative contracts were with the same counterparty (a large multinational oil company) and were shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with the Company’s primary lender, and as such, no additional collateral is required by the counterparty.

During the six months ended December 31, 2018 we recognized $0.4 million in gain on derivative instruments in the Statement of Operations.

12. Subsequent Events

There are no subsequent events or material contingencies other than events as noted in this Quarterly Report on Form 10-Q.

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

In June 2018 we signed a purchase and sale agreement for the sale of the majority of our working interest in the Foreman Butte project in Montana and North Dakota for $40 million. This sale was expected to close on October 15, 2018 however the buyer failed to close. A non-refundable $1 million deposit placed into escrow by the buyer was released to us and as such we have included it in “other income”. Following the failure of the buyer to close, we are no longer holding the assets for sale in our balance sheet although efforts to sell the assets continue. We have terminated the purchase and sale agreement with the buyer and have engaged PLS Energy Advisors Group to remarket the asset. To the date of this report, we have not received any viable offers for the purchase of the assets and as such we have continued our discussions with a non-bank lender to consider refinancing our current Mutual of Omaha Bank credit facility. Due diligence has commenced with respect to this refinancing effort. Although we are confident the refinance will close, we can make no assurances that it will, or that we will be able to meet the requirements imposed upon us by such refinancing.

Foreman Butte Project

In March 2016 we closed on an acquisition of certain producing and nonproducing oil and gas assets in North Dakota and Montana (the “Foreman Butte Project”) for a purchase price of $16 million (the “Foreman Butte Acquisition”). The acquired assets were comprised of producing oil and gas wells, shut in wells and associated facilities. The wells are located in the Madison and Ratcliffe formations. The majority of these wells are now operated by us; however, a number of non-operated wells were also included in this package.

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

Fiscal quarter overview

Our net oil production was 63,618 barrels of oil for the quarter ended December 31, 2018, compared to 50,846 barrels of oil for the quarter ended December 31, 2017. Production was higher during the quarter ended December 31, 2018 due to the impact of a number of workovers completed during the current quarter.

Our net gas production was 10,583 Mcf for the quarter ended December 31, 2018 compared to 7,729 Mcf for the quarter ended December 31, 2017. The increase in the oil price has meant that some of the more liquid rich gas has been produced rather than flared. This value is immaterial to us.

Lease operating expenses (“LOE”) increased to $3.0 million for the quarter ended December 31, 2018, from $1.2 million for the quarter ended December 31, 2017 due to general operating expense increases in the field following an increase in the oil price and an increase in demand for oil field services.

For the three months ended December 31, 2018 and December 31, 2017 we reported a net loss of $2.3 million from continuing operations and a net loss of $1.5 million from operations, respectively.

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

In addition to pursuing a refinancing of our debt, we have re-engaged PLS Energy Advisors Group to remarket the Foreman Butte Project following the failure of the previously contracted buyer to close a $40 million purchase. Based on our current financial position, in both cases, we may now be required to accept terms less favorable than would otherwise be available to us. There also can be no assurance that we will be successful in refinancing our debt or the sale of the Foreman Butte Project, with or without a retained interest. These factors indicate there is substantial doubt about our ability to continue as a going concern.

See “Results of Operations” below.

Notable Activities and Status of Material Properties during the Quarter Ended December 31, 2018 and Current Activities

Producing Properties

Foreman Butte Project, McKenzie County, North Dakota

Mississippian Madison Formation, Williston Basin

Samson 87% Operated Average Working Interest

We averaged a gross 1,043 BOEPD from our operated wells in the Foreman Butte Project this quarter.

During the quarter, we continued our water flood pilot project for the Home Run Field. The waterflood pilot project utilizes an existing wellbore, the Mays 1-20H, which is located on the flank of the field and is non-economic to produce for oil. The water flood is being used to add pressure to the reservoir which is expected to enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there is no chemical compatibility issue. In essence the water is being returned to the reservoir from which it originated. This water is trucked to the injector from the existing producing wells. The water flood allowed us to resume production at certain wells that have been shut-in for the past 3 years. These shut-in wells were previously uneconomic to produce due to high water disposal costs. We cannot make assurances regarding the success of the water flood operation.

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

Undeveloped Properties: Exploration Activities

Hawk Springs Project, Goshen County, Wyoming

Permo-Penn Project, Northern D-J Basin

Samson 37.5% working interest

All wells within this project have been plugged and abandoned with the final work expected to be completed during the quarter.

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

Developed Properties: Drilling Activities

Rainbow Project, Williams County, North Dakota

Mississippian Bakken Formation, Williston Basin

Samson 23% and 52% working interest

Kraken Operating, LLC, the operator of the Gladys 1-20H well, has been producing this well at an average rate of 146 BOPD and 172 MCFPD during the quarter.

Results of Operations

For the three months ended December 31, 2018 we reported a net loss of $2.6 million compared to a net loss of $1.4 million for the same period in 2017.

For the six months ended December 31, 2018 we reported a net loss of $1.4 million compared to a net loss of $3.2 million for the same period in 2017.

The following tables set forth selected operating data for the three months ended:

	Three months ended
	31-Dec-18	31-Dec-17
Production Volume
Oil (Bbls)	63,618	50,846
Natural gas (Mcf)	10,583	7,729
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	65,382	52,134

Sales Price
Realized Oil ($/Bbls)	$45.89	$51.57
Impact of settled derivative instruments	$(3.61)	$(6.64)
Derivative adjusted price	$42.28	$44.93

Expense per BOE:
Lease operating expenses	$45.98	$18.91
Production and property taxes	$4.60	$5.07
Depletion, depreciation and amortization	$15.81	$8.07
General and administrative expense	$14.40	$16.12

	Six months ended
	31-Dec-18	31-Dec-17
Production Volume
Oil (Bbls)	118,397	104,644
Natural gas (Mcf)	22,424	12,190
BOE	122,134	106,676

Sales Price
Realized Oil ($/Bbls)	$54.52	$49.75
Impact of settled derivative instruments	$(6.55)	$(4.45)
	$47.97	$45.30

Expense per BOE:
Lease operating expenses	$40.45	$22.94
Production and property taxes	$4.42	$4.25
Depletion, depreciation and amortization	$8.70	$8.42
General and administrative expense	$14.56	$20.61

The following table sets forth results of operations for the following periods:

	Three months ended
	31-Dec-18	31-Dec-17	2Q19 to 2Q18 change
Oil sales	$2,919,607	$2,621,994	$297,613
Gas sales	105,464	36,033	69,431
Other liquids	4,964	1,601	3,363
Interest income	32	54	(22)
Gain on derivative instruments	462,324	-	462,324
Lease operating expense	(3,307,215)	(1,249,052)	2,058,163
Depletion, depreciation and amortization	(1,033,928)	(420,107)	613,821
Abandonment	-	(25,820)	(25,820)
Exploration and evaluation expenditure	(10,532)	(279,340)	(268,808)
Accretion of asset retirement obligations	(268,835)	(79,715)	189,120
Interest expense	(481,728)	(331,184)	150,544
Loss on derivative instruments	-	(901,471)	(901,471)
Amortization of borrowing costs	-	(28,949)	(28,949)
General and administrative	(941,567)	(839,282)	102,285
Net income/(loss)	$(2,551,414)	$(1,495,238)	$1,056,176

	Six months ended
	31-Dec-18	31-Dec-17	2Q18 to 2Q17
Oil sales	$6,454,848	$5,206,515	1,248,333
Gas sales	142,741	85,290	57,451
Other liquids	8,833	3,180	5,653
Interest income	450	113	337
Gain on derivative instruments	435,345	-	435,345
Other	1,000,000	178,657	821,343
Lease operating expense	(5,480,332)	(2,901,004)	(2,579,328)
Depletion, depreciation and amortization	(1,061,971)	(898,165)	(163,806)
Abandonment Expense	-	(66,676)	66,676
Exploration and evaluation expenditure	(39,310)	(282,513)	243,203
Accretion of asset retirement obligations	(277,356)	(159,886)	(117,470)
Interest expense	(756,138)	(578,874)	(177,264)
Loss on derivative instruments	-	(1,568,866)	1,568,866
Amortization of borrowing costs	-	(57,899)	57,899
General and administrative	(1,777,870)	(2,198,570)	420,700
Net loss	$(1,350,760)	$(3,238,698)	1,887,938

Comparison of three months and six months ended December 31, 2018 to three months and six months ended December 31, 2017

Oil and gas revenues

Oil revenues increased from $2.6 million for the three months ended December 31, 2017 to $0.3 million for the three months ended December 31, 2018, as a result of the increase in oil production. Oil production increased from 50,846 barrels for the three months ended December 31, 2017 to 63,618 barrels for the three months ended December 31, 2018.

The realized oil price decreased from $51.57 per Bbl for the three months ended December 31, 2017 to $45.89 per Bbl (excluding the impact of derivatives) for the three months ended December 31, 2018 following a recent decline in the global oil price. Also contributing to the decrease in the realized oil price during the quarter ended December 31, 2018 was the increase in the differential (the difference between WTI and local pricing) increased from the usual $5.00 to $7.00 per barrel to $21 per barrel in December 2018 as a result of additional Canadian crude being available. The differential in January and February has returned to more normal levels as a result of several factors including mandatory production curtailment by the State of Alberta and additional demand for oil barrels at the Gulf Coast.

Gas revenues increased from $0.04 million for the three months ended December 31, 2017 to $0.1 million for the three months ended December 31, 2018 as a result of increased production.

Oil revenues increased from $5.2 million for the six months ended December 31, 2017 to $6.4 million for the six months ended December 31, 2018. The increase in revenue is a result of the increase in production from 104,644 for the six months ended December 31, 2017 to 118,397 for the six months ended December 31, 2018.

Gas revenues remained consistent at $0.1 million for the six months ended December 31, 2018 and 2017.

Sale of Assets

No sales of assets were recorded in the three months ended December 31, 2018 or 2017.

For the six months ended December 31, 2018 we recognized $1.0 million in profit on the partial proposed sale of the Foreman Butte project. At the signing of the purchase and sale agreement in June 2018 a deposit of $1 million was placed into escrow by the purchaser. Following the failure of the buyer to close on the transaction in September 2018, the escrow was released to the Company.

For the six months ended December 31, 2017 we recognized $0.2 million in profit on the sale of our working interest in a number of non operated wells in Wyoming. The wells were sold for the value of the current accounts payable owed to the operator and the plugging liability. No such sales were recognized in the current quarter and six month period.

Exploration expense

Excluding deferred exploration costs written off, exploration expenditures for the quarter and six months ended December 31, 2018 and December 31, 2017 were less than $30,000 for either quarter.

In the quarter ended December 31, 2017, $0.3 million in previously deferred expenditure were written off to the income statement following the expiration of the option for us to lease acreage in the Cane Creek area in Utah.

Lease operating expense

Lease operating expenses (“LOE”) increased from $1.2 million for the quarter ended December 31, 2017, to $3.3 million for the quarter ended December 31, 2018 due to increased prices following an increase in the demand for oil field services in conjunction with the increase in the oil price. The wells in the Foreman Butte project area, and in the Home Run Field are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment. We also performed a number of workovers at a cost of $0.8 million (included in LOE) during the quarter to increase and maintain production during the quarter. Workovers will likely need to completed from time to time. It is expected that these workovers will be completed, if possible, using our rig.

Lease operating expense increased from $2.9 million for the six months ended December 31, 2017 to $5.5 million for six months ended December 31, 2018. This increase was due to an increase in production and an increase in oil field costs. Also included in lease operating expense is $1.5 million in workover costs. As the field is an older field, workovers are required from time to time. It is expected that workovers will be completed using the rig we own.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization increased from $0.4 million for the quarter ended December 31, 2017 to $1.0 million for the quarter ended December 31, 2018. Following the change in status from assets held for sale to remaining in continuing operations, depletion, depreciation and amortization expense has been calculated since the assets were initially held for sale. Depletion, depreciation and amortization booked in the current quarter covers the period from April 2018 to December 2018.

Depletion, depreciation and amortization expense increased from $0.9 million for the six months ended December 31, 2017 to $1.1 million for the six months ended December 31, 2018 following an increase in production.

General and administrative expense

General and administrative expense increased slightly from $0.8 million for the quarter ended December 31, 2017 to $0.9 million for the quarter ended December 31, 2018. We have been actively trying to reduce our general and administrative costs in recent periods. Effective October 1, 2017, all staff and directors took 25% pay cuts in order to reduce salary costs. The cost of a number of consultants have also been reduced.

General and administrative expense decreased from $2.2 million for the six months ended December 31, 2017 to $1.7 million for the six months ended December 31, 2018.

Cash Flows

The table below shows cash flows for the following periods:

	Six months ended
	31-Dec-18	31-Dec-17
Cash provided by/(used in) operating activities	$(36,712)	$(66,034)
Cash (used in)/provided by investing activities	403,765	(170,161)
Cash provided by/(used in) financing activities	-	450,000

Cash used in operations increased from a net outflow of $0.1 million for the six months ended December 31, 2017, to a net outflow of $0.04 million for the six months ended December 31, 2018. Cash receipts from customers increased from $6.1 million for the six months ended December 31, 2017 to $8.7 million for the six months ended December 31, 2018 following an increase in production.

Payments to suppliers and employees increased from $5.1 million for the six months ended December 31, 2017 to $7.2 million for the six months ended December 31, 2018. Payments for derivative instruments increased from $0.5 million for the six months ended December 31, 2017 to $0.8 million for the six months ended December 31, 2018.

Cash used in investing activities increased from an outflow of $0.2 million for the six months ended December 31, 2017 to an inflow of $0.4 million for the six months ended December 31, 2018 following the receipt of previously escrowed funds relating to the sale of assets that failed to closed.

All options outstanding as at December 31, 2018 are currently out of the money.

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

On account of our breaches of the Agreement and the loan facility covenants, our credit facility has been recorded as a current liability and was due for repayment October 2018.

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

Our main source of liquidity during the three months ended December 31, 2018 was cash on hand and the release of escrow funds from the terminated sale of assets.

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

Our cash position as of December 31, 2018 increased slightly from June 30, 2018 largely due an increase in our accounts payable balance and the release of escrow funds from the termination of the purchase agreement for our Foreman Butte assets.

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

As of December 31, 2018, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

We may be forced to accept refinancing terms that are unfavorable or contain conditions that will be difficult to satisfy.

Following the buyer’s failure to close on the acquisition of our Foreman Butte assets in October 2018, and unless we find a new buyer for those assets, we have limited options remaining to satisfy the conditions of our credit facility except to attempt to refinance our existing debt. To the extent we are successful in our efforts to refinance our debt, we may be forced to accept terms that are less favorable to us. Additionally, given our financial position, we may be forced to accept conditions that will be difficult to satisfy, which would increase the risk of a subsequent default and foreclosure on our assets. We can provide no assurances we will be successful in our refinancing efforts or that, if we are successful, we will be able to avoid defaulting on the financial conditions imposed by the refinancing agreement.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit No.	Title of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: February 14, 2019	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Robyn Lamont
Robyn Lamont
Chief Financial Officer (Principal Financial Officer)

