Form 10-Q
period 2019-03-31
Samson Oil & Gas LTD
filed 2019-05-24
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33578

Samson Oil & Gas Limited

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 16, AMP Building, 140 St Georges Terrace Perth, Western Australia 6000
(Address Of Principal Executive Offices)	(Zip Code)

+61 8 9220 9830

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

There were 328,300,044 ordinary shares outstanding as of May 15, 2019.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED March 31, 2019

TABLE OF CONTENTS

		Page

Part I — Financial Information		4

Item 1.	Financial Statements (unaudited)	4

	Consolidated Balance Sheets, March 31, 2019 and June 30, 2018	4

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018 and the nine months ended March 31, 2019 and 2018.	5

	Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the nine months ended March 31, 2019	6

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II — Other Information		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	31-Mar-19	30-Jun-18
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,076,469	$1,376,676

Accounts receivable	2,035,593	1,759,461

Prepayments	-	137,342
Oil inventory	314,811	219,288
Total current assets	3,426,873	3,492,767
PROPERTY, PLANT AND EQUIPMENT, AT COST

Oil and gas properties, successful efforts method of accounting, less accumulated depreciation, depletion and impairment of $16,667,527 and $12,606,491 at March 31, 2019 and June 30, 2018, respectively	29,021,070	30,420,841

Other property and equipment, net of accumulated depreciation and amortization of $747,639 and $758,803 at March 31, 2019 and June 30, 2018, respectively	174,945	242,822

Net property, plant and equipment	29,196,015	30,663,663
OTHER NON CURRENT ASSETS
Restricted cash - bonding	450,000	450,000
Deferred tax asset	732,056	732,056
Other	132,521	134,644
TOTAL ASSETS	$33,937,465	$35,473,130

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$11,934,996	$8,383,570
Accruals	321,421	1,088,338
Credit facility	23,834,749	23,867,557
Fair value of derivative instruments	744,309	1,210,795
Provision for annual leave	228,482	250,826
	37,063,957	34,801,086
NON CURRENT LIABILITIES
Fair value of derivative instruments	530,562
Asset retirement obligations	3,977,176	3,344,112
TOTAL LIABILITIES	41,571,695	38,145,198
STOCKHOLDERS’ EQUITY (DEFICIT) – nil par value

328,300,044 (equivalent to 16,415,002 ADR’s) and 328,300,044 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	106,743,167	106,743,167

Accumulated other comprehensive income	1,035,721	846,556
Accumulated deficit	(115,413,118)	(110,261,791)
Total stockholders’ equity (deficit)	(7,634,230)	(2,672,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,937,465	$35,473,130

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended

	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18
REVENUES AND OTHER INCOME:
Oil sales	$2,391,155	$1,856,904	$8,846,003	$7,063,419
Gas sales	84,912	20,424	227,653	105,714
Other liquids	2,701	2,938	11,534	6,118
Interest income	92	89	543	202
Other			1,000,000	178,657
TOTAL REVENUE AND OTHER INCOME	2,478,860	1,880,355	10,085,733	7,354,110

EXPENSES:
Lease operating expense	(2,858,848)	(1,505,990)	(8,339,180)	(4,406,993)
Depletion, depreciation and amortization	(448,627)	(321,561)	(1,510,598)	(1,219,726)
Abandonment expense	(51,402)	(59,536)	(51,402)	(126,212)
Exploration and evaluation expenditure	(11,000)	(14,030)	(50,311)	(296,543)
Accretion of asset retirement obligations	(368,674)	(79,307)	(646,030)	(239,193)
Amortization of borrowing costs	-	(132,535)	-	(190,434)
Interest expense	(395,347)	(337,472)	(1,151,485)	(916,346)
Loss on derivative instruments	(1,298,610)	(461,395)	(863,266)	(2,030,261)
General and administrative	(846,919)	(934,504)	(2,624,788)	(3,133,074)
TOTAL EXPENSES	(6,279,427)	(3,846,330)	(15,237,060)	(12,558,782)

Loss from operations	(3,800,567)	(1,965,975)	(5,151,327)	(5,204,672)
Income tax benefit	-	-	-	-
Net income/(loss)	(3,800,567)	(1,965,975)	(5,151,327)	(5,204,672)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	159,892	(4,929)	189,165	(11,048)
Total comprehensive income/(loss) for the period	$(3,640,675)	$(1,970,904)	$(4,962,162)	$(5,215,720)

Net loss per ordinary share:
Basic – cents per share	$(1.16)	$(0.60)	$(1.57)	$(1.60)
Diluted – cents per share	$(1.16)	$(0.60)	$(1.57)	$(1.60)

Weighted average ordinary shares outstanding:
Basic	328,300,044	328,300,044	328,300,044	324,862,438
Diluted	328,300,044	328,300,044	328,300,044	324,862,438

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY

(Unaudited)

			Accumulated	Total
			Other	Stockholders
	Ordinary		Comprehensive	Equity
	Shares	(Accumulated Deficit)	Income/(Loss)	(Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net loss	-	1,200,653	-	1,200,654
Foreign currency translation gain, net of tax of nil	-	-	29,861	29,861
Total comprehensive income (loss) for the period	-	1,200,653	29,861	1,230,514
Balance at September 31, 2018	$106,743,167	$(109,061,138)	$876,417	$(1,441,554)

Balance at September 31, 2018	$106,743,167	$(109,061,138)	$876,417	$(1,441,554)
Net loss	-	(2,551,413)	-	(2,551,413)
Foreign currency translation gain, net of tax of nil	-	-	(588)	(588)
Total comprehensive income (loss) for the period	-	(2,551,413)	(588)	(2,552,001)
Balance at December 31, 2018	$106,743,167	$(111,612,551)	$875,829	$(3,993,555)

Balance at December 31, 2018	$106,743,167	$(111,612,551)	$875,829	$(3,993,555)
Net loss	-	(3,800,567)	-	(3,800,566)
Foreign currency translation gain, net of tax of nil	-	-	159,892	159,892
Total comprehensive income (loss) for the period	-	(3,800,567)	159,892	(3,640,675)
Balance at March 31, 2019	$106,743,167	$(115,413,118)	$1,035,721	$(7,634,230)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	31-Mar-19	31-Mar-18
Cash flows provided by/(used in) operating activities
Receipts from customers	$8,829,222	$8,594,855
Payments to suppliers & employees	(8,392,078)	(6,082,899)
Interest received	544	199
Payments on derivative instruments	(149,682)	(1,012,894)
Interest paid	(1,151,485)	(991,788)
Net cash flows provided by/(used in) operating activities	(863,479)	507,473
Cash flows (used in)/provided by investing activities
Proceeds from sale of oil and gas properties	700,000	-
Payments for plant & equipment	-	(27,830)
Payments for exploration and evaluation	(50,311)	(25,451)
Payments for oil and gas properties	(80,490)	(591,650)
Net cash flows (used in)/provided by investing activities	569,199	(644,931)
Cash flows (used in)/provided by financing activities
Proceeds from borrowings	-	450,000
Repayment of borrowings	-	(35,157)
Net cash flows (used in)/provided by financing activities	-	414,843
Net increase/(decrease) in cash and cash equivalents	(294,280)	277,385
Cash and cash equivalents at the beginning of the quarter period	1,376,676	628,778
Effects of exchange rate changes on cash and cash equivalents	(5,927)	(13,790)
Cash and cash equivalents at end of the quarter period	$1,076,469	$892,373

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

Accruals.   Accrued liabilities at June 30, 2018 and March 31, 2019 consist primarily of estimates for goods and services received but not yet invoiced.

Prepayments. Prepayments at June 30, 2018 and March 31, 2019 include tubing and chemicals and other subscription costs paid in advance for the year.

Comparatives. Changes have been made to the classification of certain prior period comparatives in order to remain consistent with the current period presentation. In Form 10-Q for the period ended December 31, 2018 comparatives were changed to show the impact of certain assets being held for sale. During last quarter these assets were no longer deemed to be held for sale and therefore comparatives have not been changed. See the Discontinued Operations note below.

Liquidity and Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business.

As disclosed in the financial statements, we incurred a net loss from continuing operations of $3.8 million for the nine months ended March 31, 2019, and as at that date, we had $36.7 million in current liabilities, including $11.9 million in accounts payable, and approximately $3.4 million in current assets. Our ability to continue as a going concern is dependent in part on refinancing our $24 million bank debt. The refinancing was completed on April 9, 2019 and details are provided in Note 12, Subsequent Events. Our compliance with covenants of the new credit facility will depend upon the success and timing of the drilling program and it is possible one quarter waiver delay of the covenant measurement will be requested from the lender. The receipt of such approval is not assured. Due to our historical net losses and accounts payable balances there is substantial doubt about our ability to continue as a going concern for 12 months after the report date.

Discontinued Operations

As at June 30, 2018 and September 30, 2018 the majority of our assets in the Foreman Butte project were held for sale and were recognized as discontinued operations during those periods. Following repeated failures by the contracted buyer to close a sale of our Foreman Butte assets, we pursued discussions with a new lender with a view to refinancing our Mutual of Omaha Bank credit facility and completed the refinancing after March 31, 2019. As such the assets were no longer held for sale in the Balance Sheet as of December 31, 2018 or included as discontinued operations in the Income Statement.

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

Consideration under the marketing contracts is typically received from the purchaser one to two months after production and, as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. We record the differences between estimates and the actual amounts received for product sales once payment is received from the purchaser. Such differences have historically not been significant as we use knowledge of our properties and their historical performance, spot market prices and other factors as the basis for these estimates. At March 31, 2019, the Company had receivables related to contracts with customers of $0.9 million.

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

ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefits of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company’s history of losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets, except for a tax asset for certain refundable AMT credit carryforwards.

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Nine months ended
	31-Mar-19	31-Mar-18
Dilutive	-	-
Anti–dilutive	31,450,000	31,450,000

The following tables set forth the calculation of basic and diluted loss per share:

	Three months ended		Nine months ended
	31-Mar-19	31-Mar-18	31-Mar-19	31-Mar-18
Net income (loss)	$(3,800,567)	$(1,965,975)	$(5,151,327)	$(5,204,672)

Basic weighted average ordinary shares outstanding	328,300,044	328,300,044	328,300,044	324,862,438
Add: dilutive effect of stock options	-	-	-	-
Diluted weighted average ordinary shares outstanding	328,300,044	328,300,044	328,300,044	324,862,438
Basic earnings/(loss) from operations per ordinary share – cents per share	$(1.16)	$(0.60)	$(1.57)	$(1.60)
Diluted earnings/(loss) from operations per ordinary share – cents per share	$(1.16)	$(0.60)	$(1.57)	$(1.60)

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

The value of asset retirement obligation held related to assets held for disposal as at June 30, 2018 relates to the retirement obligation associated with certain properties held for sale relating to our Foreman Butte project in North Dakota and Montana. These wells are no longer held for sale and the liability related to their asset retirement is held as a non-current liability.

In the prior year, the liabilities settled relate to wells plugged and abandoned in our Sabretooth project in Texas. Disposition of properties relates to the sale of certain wells in Wyoming.

The following table summarizes the activities for the Company’s asset retirement obligations for the nine months ended March 31, 2019 and 2018:

	Nine months ended
	31-Mar-19	31-Mar-18
Asset retirement obligations at beginning of period	$3,356,536	$3,456,236
Liabilities incurred or acquired	-	-
Liabilities settled	(25,390)	(27,001)
Disposition of properties	-	(131,202)
Accretion expense	646,030	239,193
Asset retirement obligations at end of period	3,977,176	3,537,226

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

	Carrying value at March 31, 2019	Level 1	Level 2	Level 3	Netting (1)	Fair Value at March 31, 2019
Current Assets:
Cash and cash equivalents	$1,076,469	$1,076,469	$-	$-	$-	$1,076,469
Derivative Instruments	-	-	-	-	-

Current Liabilities:
Derivative instruments	744,309		744,309			744,309

Non Current Liabilities:
Derivative Instruments	530,562		530,562			530,562

	Carrying value at June 30, 2018	Level 1	Level 2	Level 3	Netting (1)	Fair Value at June 30, 2018
Current Assets:
Cash and cash equivalents	$1,376,676	$1,376,676	$-	$-	$-	$1,376,676
Derivative Instruments	-	-	4,218	-	(4,218)	-

Non Current Assets:
Derivative Instruments	-	-	-	-	-	-

Current Liabilities:
Derivative instruments	1,210,795	-	1,215,013	-	(4,218)	1,210,795

Non Current Liabilities:
Derivative Instruments	-	-	-	-	-	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

As of March 31, 2019 we had capitalized exploration expenditures of $0, having written off the expense previously capitalized relating to the Cane Creek project in Utah. Our option to acquire leasehold lands in this project expired unexercised.

Exploration or divestment activities are continuing in all exploration areas. The outcome of these activities remains uncertain and may result in write offs in future periods if the related efforts prove unsuccessful.

8.  Share Capital

Issue of Share Capital

No shares were issued during the nine months ended March 31, 2019. During the quarter ended December 31, 2018, following receipt of shareholder approval, we consolidated our outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding. Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

9. Cash Flow Statement

Reconciliation of loss after tax to the net cash flows from operations:

	Nine months ended
	31-Mar-19	31-Mar-18

Net loss	(5,151,327)	$(5,204,672)
Depletion, depreciation and amortization	1,510,598	1,219,726
Accretion of asset retirement obligation	646,030	239,193
Exploration and evaluation expenditure	50,311	296,543
Amortization borrowing costs	-	190,434
Abandonment expense	51,402	126,212
Non cash (gain)/loss on derivative instruments	863,266	2,030,261
Net gain from sale of assets	(1,000,000)	(178,657)

Changes in assets and liabilities:

Increase in receivables	(276,132)	(263,595)
Increase (decrease) in provision for annual leave	(22,344)	35,317
Increase in payables	3,551,426	2,060,994
NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	223,230	$551,756

10. Credit Facility

	Nine months ended
	31-Mar-19	31-Mar-18
Credit facility at beginning of period	$23,834,749	$23,419,719
Cash advanced under facility	-	450,000
Cash committed to be advanced under facility	-	-
Repayments	-	-
Credit facility at end of period (1)	$23,834,749	$23,869,719

Funds available for drawdown under the facility	-	$97,443

(1)	At March 31, 2019, the credit facility is recognized as a current liability due the Company’s continued breach of the covenants in the facility. The loan is due and payable.

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

Following multiple covenant breaches, on June 14, 2018 we entered into a forbearance agreement with Mutual of Omaha Bank pursuant to which Mutual of Omaha Bank agreed to forbear on exercising its remedies under the credit facility contingent upon the success of our effort to sell the Foreman Butte asset. This agreement, as amended, terminated in accordance with its terms on October 15, 2018. The $23.9 million outstanding under our credit facility was due for repayment October 31, 2018 but we did not repay it by that deadline. At March 31, 2019 Mutual of Omaha Bank has the right to issue a notice of default and seek repayment of the facility or pursue alternative repayment methods, including the sale of the outstanding loan to a third party, at any time. This loan was refinanced after March 31, 2019. See Note 12, Subsequent Events.

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

The Company is exposed to commodity price risk, which impacts the predictability of its cash flows from the sale of oil. The Company seeks to manage this risk through the use of commodity derivative contracts. These derivative contracts allow the Company to limit its exposure to commodity price volatility on a portion of its forecasted oil sales.

During the quarter ended March 31, 2019, the Company entered into a series of economic hedges for 771,000 bbl of crude oil production for the next four years at an average price of $55.54/bbl and for 466,200 MMcf of natural gas costless collars with a weighted average put at $2.60 per MMBTU and a weighted average of call of $2.82 per MMBTU.

All of the Company’s previous derivative contracts were with the same counterparty (a large multinational oil company) and were shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with the Company’s primary lender, and as such, no additional collateral is required by the counterparty.

During the nine months ended March 31, 2019 we recognized $0.9 million loss in on derivative instruments in the Statement of Operations.

12. Subsequent Events

On April 9, 2019 Samson Oil and Gas, USA, Inc., a wholly owned subsidiary of Samson Oil and Gas Limited closed a $33.5 million refinancing with AEP I FINCO LLC. The new facility has a 5 year term and an interest rate of LIBOR + 10.5%. The proceeds of the new debt facility were used to retire the existing line of credit, repay outstanding creditor and to provide working capital to pursue an infill drilling program. The terms of the new facility include financial covenants measured quarterly as follows:

1.	Leverage ratio – not to exceed 4.75 for quarter ending 6/30/2019, 4.0 until 3/31/2020, 3.5 until 9/30/2020 and 3.0 thereafter
2.	Current ratio – to be no less than 1.0 for any fiscal quarter
3.	Asset Coverage ratio – to be no less than 2.0 until 3/31/2021 and 2.5 thereafter
4.	Asset Coverage ratio (PDP) – to be no less than 1.1 for quarter ending 6/30/2019, 1.15 for quarters ending 9/30/2019 and 12/31/2019, 1.25 for the quarter ending 3/31/2020, 1.5 for the quarters ending 6/30/2020 to 3/31/2021 and 1.75 thereafter
5.	Fixed charged ratio – to be no less than 1.35 for quarter ending 6/30/2019 and 1.4 thereafter

The credit agreement also limits the amount of total capital expenditures and sets up a debt service capital reserve account. Beginning September 30, 2020, repayment of the loan is scheduled to be made on a monthly straight line amortization basis until maturity on April 9, 2024.

As a consequence of this refinancing the Company has embarked on an infill development program. The drilling program is designed to drill horizontal laterals from the existing well bores. The ability to drill out of an existing wellbore has made the economics of these development wells attractive, given the ability to use surface facilities associated with the existing well. The next 12 months should see a total of 8 similar lateral wells drilled within the Home Run Field, which is the largest (by area) of the oil fields in Samson’s portfolio. The Company has in its portfolio a total of 26 PUD locations that management expects will provide an excellent growth platform. The debt funding that has been achieved in this transaction is expected to provide sufficient working capital to initiate and maintain the planned development drilling program.

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

In June 2018 we signed a purchase and sale agreement for the sale of the majority of our working interest in the Foreman Butte project in Montana and North Dakota for $40 million. This sale was expected to close on October 15, 2018 however the buyer failed to close. A non-refundable $1 million deposit placed into escrow by the buyer was released to us and as such we have included it in “other income”. Following the failure of the buyer to close, we are no longer holding the assets for sale in our balance sheet although efforts to sell the assets continued. We terminated the purchase and sale agreement with the buyer and engaged PLS Energy Advisors Group to remarket the asset. To the date of this report, we have not received any viable offers for the purchase of the assets and as such we continued our discussions with a non-bank lender to consider refinancing our current Mutual of Omaha Bank credit facility. Due diligence was completed during the current quarter and refinancing closed on April 9, 2019.

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

We continue to concentrate our efforts on the operations of this field. Due to financial constraints we have not made substantial progress on the development of the PUD drilling program in the Home Run Field. Our development efforts were constrained by our lack of access to capital to fund any development activities. Subsequent to closing the refinancing on April 9, 2019 we began implementing our drilling program. We have four current drilling permits for Home Run Field, the most promising non-producing area within the Foreman Butte Project.

Fiscal quarter overview

Our net oil production was 47,650 barrels of oil for the quarter ended March 31, 2019, compared to 34,450 barrels of oil for the quarter ended March 31, 2018. Production was higher during the quarter ended March 31, 2019 due to the impact of a number of workovers completed during the current quarter.

Our net gas production was 6,361 Mcf for the quarter ended March 31, 2019 compared to 2,067 Mcf for the quarter ended March 31, 2018. The increase in the oil price has meant that some of the more liquid rich gas has been produced rather than flared. This value is immaterial to us.

Lease operating expenses (“LOE”) increased to $2.9 million for the quarter ended March 31, 2019, from $1.5 million for the quarter ended March 31, 2018 due to general operating expense increases in the field due to increased production.

For the three months ended March 31, 2019 and March 31, 2018 we reported a net loss of $3.8 million from operations and a net loss of $2.0 million from operations, respectively.

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

The Home Run Field (also known as the Foreman Butte Field) is the largest areal oil field in the Foreman Butte Project. It was developed on a 640-acre spacing pattern and our engineering and geologic analyses have determined that only 3.2% of the original oil in place has been recovered to date. Given that oil fields can recover up to 20% of their oil in place, there would appear to be significant undeveloped oil to be recovered from this field.

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

Results of Operations

For the three months ended March 31, 2019 we reported a net loss of $3.8 million compared to a net loss of $2.0 million for the same period in 2018.

For the nine months ended March 31, 2019 we reported a net loss of $4.9 million compared to a net loss of $5.2 million for the same period in 2018.

The following tables set forth selected operating data for the three months ended:

	Three months ended
	31-Mar-19	31-Mar-18
Production Volume
Oil (Bbls)	48,449	34,450
Natural gas (Mcf)	8,055	2,067
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	49,792	34,795

Sales Price
Realized Oil ($/Bbls)	$49.35	$53.90
Impact of settled derivative instruments	$(5.34)	$(15.89)
Derivative adjusted price	$44.02	$38.01

Expense per BOE:
Lease operating expenses	$57.42	$43.28
Production and property taxes	$5.12	$5.51
Depletion, depreciation and amortization	$9.01	$9.24
General and administrative expense	$17.01	$26.86

	Nine months ended
	31-Mar-19	31-Mar-18
Production Volume
Oil (Bbls)	172,924	134,366
Natural gas (Mcf)	44,076	13,217
BOE	180,270	136,569

Sales Price
Realized Oil ($/Bbls)	$51.16	$52.57
Impact of settled derivative instruments	$(4.48)	$(7.54)
	$46.67	$45.03
Expense per BOE:
Lease operating expenses	$46.26	$32.27
Production and property taxes	$5.61	$4.73
Depletion, depreciation and amortization	$8.38	$8.93
General and administrative expense	$14.56	$22.94

The following table sets forth results of operations for the following periods:

	Three months ended
	31-Mar-19	31-Mar-18	3Q19 to 3Q18 change
Oil sales	$2,391,155	$1,856,904	$534,251
Gas sales	84,912	20,424	64,488
Other liquids	2,701	2,938	(237)
Interest income	92	89	3
Gain on derivative instruments	-	-	-
Lease operating expense	(2,858,848)	(1,505,990)	1,352,858
Depletion, depreciation and amortization	(448,627)	(321,561)	127,066
Abandonment	(51,402)	(59,536)	(8,134)
Exploration and evaluation expenditure	(11,000)	(14,030)	(3,030)
Accretion of asset retirement obligations	(368,674)	(79,307)	289,367
Interest expense	(395,347)	(337,472)	57,875
Loss on derivative instruments	(1,298,610)	(461,395)	837,215
Amortization of borrowing costs	-	(132,535)	(132,535)
General and administrative	(846,919)	(934,504)	(87,585)
Net income/(loss)	$(3,800,567)	$(1,965,975)	$1,834,592

	Nine months ended
	31-Mar-19	31-Mar-18	3Q18 to 3Q17
Oil sales	$8,846,003	$7,063,419	$1,782,584
Gas sales	227,653	105,714	121,939
Other liquids	11,534	6,118	5,416
Interest income	543	202	341
Gain on derivative instruments	-	-	-
Other	1,000,000	178,657	821,343
Lease operating expense	(8,339,180)	(4,406,993)	(3,932,187)
Depletion, depreciation and amortization	(1,510,598)	(1,219,726)	(290,872)
Abandonment Expense	(51,402)	(126,212)	74,810
Exploration and evaluation expenditure	(50,311)	(296,543)	246,232
Accretion of asset retirement obligations	(646,030)	(239,193)	(406,837)
Interest expense	(1,151,485)	(916,346)	(235,139)
Loss on derivative instruments	(863,266)	(2,030,261)	1,166,995
Amortization of borrowing costs	-	(190,434)	190,434
General and administrative	(2,624,788)	(3,133,074)	508,286
Net loss	$(5,151,327)	$(5,204,672)	$53,345

Comparison of three months and nine months ended March 31, 2018 to three months and nine months ended March 31, 2019

Oil and gas revenues

Oil revenues increased from $1.8 million for the three months ended March 31, 2018 to $2.4 million for the three months ended March 31, 2019, as a result of the increase in oil production. Oil production increased from 34,450 bbls for the three months ended March 31, 2018 to 47,650 bbls for the three months ended March 31, 2019.

The realized oil price decreased from $51.16 per Bbl for the three months ended March 31, 2018 to $49.35 per Bbl (excluding the impact of derivatives) for the three months ended March 31, 2019 following a recent decline in the global oil price.

Gas revenues increased from $0.02 million for the three months ended March 31, 2018 to $0.08 million for the three months ended March 31, 2019 as a result of increased production.

Oil revenues increased from $7.1 million for the nine months ended March 31, 2018 to $8.8 million for the nine months ended March 31, 2019. The increase in revenue is a result of the increase in production from 134,366 bbls for the nine months ended December 31, 2018 to 171,634 bbls for the nine months ended March 31, 2019.

Gas revenues increased from $0.1 million for the nine months ended March 31, 2018 to $0.2 million for the nine months ended March 31, 2019.

Sale of Assets

No sales of assets were recorded in the three months ended March 31, 2019 or 2018.

For the nine months ended March 31, 2019 we recognized $1.0 million in profit on the partial proposed sale of the Foreman Butte project. At the signing of the purchase and sale agreement in June 2018 a deposit of $1 million was placed into escrow by the purchaser. Following the failure of the buyer to close on the transaction in September 2018, the escrow was released to the Company.

Exploration expense

Excluding deferred exploration costs written off, exploration expenditures for the quarters ended March 31, 2019 and March 31, 2018 were less than $15,000 for either quarter. For the nine month ended March 31, 2019, this expenses was $59,311 compared to $296,543 for the nine months ended March 31, 2018.

Lease operating expense

Lease operating expenses (“LOE”) increased from $1.5 million for the quarter ended March 31, 2018, to $2.9 million for the quarter ended March 31, 2019 due to increased production. The wells in the Foreman Butte project area and in the Home Run Field are also older wells than those we have previously owned and require additional fresh water and hot oil cleanouts which may increase operating costs of the wells. We are continuing to review our lease operating expenses and will shut wells in that are not economic to produce in the current oil pricing environment. We also performed a number of workovers at a cost of $0.3 million (included in LOE) during the quarter to increase and maintain production during the quarter. Workovers will likely need to completed from time to time. It is expected that these workovers will be completed, if possible, using our rig.

Lease operating expense increased from $4.4 million for the nine months ended March 31, 2018 to $8.1 million for the nine months ended March 31, 2019. This increase was due to an increase in production and an increase in oil field costs. Also included in lease operating expense is $1.4 million in workover costs. As the field is an older field, workovers are required from time to time. It is expected that workovers will be completed using the rig we own.

Depletion, depreciation and amortization expense

Depletion, depreciation and amortization increased from $0.3 million for the quarter ended March 31, 2018 to $0.4 million for the quarter ended March 31, 2019. Following the change in status from assets held for sale to remaining in continuing operations, depletion, depreciation and amortization expense has been calculated since the assets were initially held for sale. Depletion, depreciation and amortization booked in the current quarter covers the period from April 2018 to December 2018.

Depletion, depreciation and amortization expense increased to $1.5 million for the nine months ended March 31, 2019 from $1.2 million for nine months ended March 31, 2018.

General and administrative expense

General and administrative expense decreased from $0.9 million for the quarter ended March 31, 2018 to $0.8 million for the quarter ended March 31, 2019. We have been actively trying to reduce our general and administrative costs in recent periods. Effective October 1, 2017, all staff and directors took 25% pay cuts in order to reduce salary costs. The cost of a number of consultants has also been reduced.

General and administrative expense decreased from $3.1 million for the nine months ended March 31, 2018 to $2.6 million for the nine months ended March 31, 2019.

Cash Flows

The table below shows cash flows for the following periods:

	Nine months ended
	31-Mar-19	31-Mar-18
Cash provided by/(used in) operating activities	$(863,479)	$507,473
Cash (used in)/provided by investing activities	569,199	(644,931)
Cash provided by/(used in) financing activities	-	414,843

Cash flow from operations decreased from $0.5 million for the nne months ended March 31, 2018, to a net outflow of $0.3 million for the nine months ended March 31, 2018. Cash receipts from customers increased from $8.5 million for the nine months ended March 31, 2018 to $8.8 million for the nine months ended March 31, 2019 following an increase in production.

Payments to suppliers and employees increased from $6.0 million for the nine months ended March 31, 2018 to $7.0 million for the nine months ended March 31, 2019. Payments for derivative instruments decreased from $1.0 million for the nine months ended March 31, 2018 to $0.9 million for the nine months ended March 31, 2019.

Cash used in investing activities increased from an outflow of $0.6 million for the nine months ended March 31, 2018 to an inflow of $0.02 million for the nine months ended March 31, 2019 following the receipt of previously escrowed funds relating to the sale of assets that failed to close.

The majority of options outstanding as at March 31, 2019 are currently out of the money.

Liquidity, Capital Resources and Capital Expenditures

Our primary use of capital has been acquiring, developing and exploring oil and natural gas properties.

On February 9, 2018 we entered into an agreement (the “Agreement”) with Mutual of Omaha Bank. Under the Agreement we were required to provide Mutual of Omaha Bank, on or before March 31, 2018, with either (a) an executed purchase and sale agreement evidencing the sale of Samson and its subsidiaries or its respective businesses and assets, or (b) a fully-executed letter of intent or other form of commitment letter from a credible lender or other financing source reflecting a proposed refinance or payment of Samson’s outstanding obligations. Following our breach of the Agreement and multiple breaches of the covenants in the amended credit facility, on June 14, 2018 we entered into a forbearance agreement with Mutual of Omaha Bank pursuant to which the Bank agreed to forbear on exercising its remedies under the credit facility contingent upon the success of our effort to sell the Foreman Butte Project. This agreement, as amended, terminated in accordance with its terms on October 15, 2018. The $23.9 million outstanding under our credit facility was due for repayment October 31, 2018 but we did not repay it by that deadline. As a result, Mutual of Omaha Bank had the right to issue a notice of default and seek repayment of the facility or pursue alternative repayment methods, including the sale of the outstanding loan to a third party, at any time.

It was our intention to repay the outstanding credit facility with the proceeds from the contracted sale after closing on October 15, 2018, however this sale failed to close. Mutual of Omaha Bank had the right to issue us with a notice of default in relation to the facility.

The current balance due under the facility was $23.9 million and was due for repayment October 31, 2018. This loan was refinanced subsequent to quarter end.

On April 9, 2019 Samson Oil and Gas, USA, Inc., a wholly owned subsidiary of Samson oil and Gas Limited, closed a $33.5 million refinancing with AEP I FINCO LLC.  The new facility has a 5 year term and an interest rate of LIBOR + 10.5%. The proceeds of the new debt facility were used to retire the existing line of credit, repay outstanding creditors and to provide working capital to pursue an infill drilling program.  The repayment of this facility and compliance with covenants will depend on our ability to be successful in our drilling program as discussed below.

Our main source of liquidity during the three months ended March 31, 2019 was cash on hand and the release of escrow funds from the terminated sale of assets.

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

Our cash position as of March 31, 2019 decreased slightly from June 30, 2018 largely due an increase in our accounts payable balance and the release of escrow funds from the termination of the purchase agreement for our Foreman Butte assets.

Our main source of liquidity during the three months ended March 31, 2019 was cash on hand.

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

 Looking Ahead

We plan to focus on the following objectives in the coming 12 months:

•	Undertaking 8 well drilling program;
•	Continued focus on cost savings and efficiency across all aspects of the Company, including lease operating costs and general and administrative costs; and
•	Strengthening the balance sheet through diligent capital management.

As a consequence of this refinancing the Company has embarked on an infill development program. The drilling program is designed to drill horizontal laterals from the existing well bores. The ability to drill out of an existing wellbore has made the economics of these development wells attractive, given the ability to use surface facilities associated with the existing well. The next 12 months should see a total of 8 similar lateral wells drilled within the Home Run Field, which is the largest (by area) of the oil fields in Samson’s portfolio. The Company has in its portfolio a total of 26 PUD locations that management expects will provide an excellent growth platform. The debt funding that has been achieved in this transaction is expected to provide sufficient working capital to initiate and maintain the planned development drilling program.

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

Due to the efforts associated with the refinancing of the Company’s debt and the appointment of a new Chief Financial Officer, the Company was not able to timely file this Form 10-Q, and has identified a material weakness in its controls over preparation of certain disclosures required by SEC rules.

As of March 31, 2019, we have carried out an evaluation under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, because of the deficiency noted above, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

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

Item 1A.   Risk Factors.

As part of our recent refinancing, we have accepted new and challenging loan covenants, events of default, conditions and other terms.

In light of our financial position and the need to repay our prior credit facility with Mutual of Omaha Bank, which was in default, we entered into a new credit agreement with AEP I FINCO LLC. That new credit agreement contains covenants, events of default, conditions and other terms with which we may find it difficult to comply. Our ability to remain in compliance with these terms may depend on the success of our recently launched developmental drilling program. While we are confident in the drilling program’s prospects, its success is not guaranteed. If for any reason we cannot satisfy the terms and condition of our new credit agreement because of problems with the drilling program or any other reason, the lender could declare a default and seek to foreclose on our assets.

Our Ongoing Infill Development Drilling Program Is Critical to Our Future Success

Utilizing funds from the recent refinancing with AEP I FINCO LLC, we have embarked on an infill development drilling program at the first Gonzales Proved Undeveloped (PUD) location in the Home Run Field. The drilling program is designed to drill two horizontal laterals from the existing well bore. The existing development consists of a single 5,300 ft. lateral drilled with a single 640 acre spacing unit. The two new well bores will be directionally drilled to access the balance of the 640 acre spacing unit. The ability to drill out of an existing wellbore made the economics of these developmental wells more attractive due to the ability to use existing surface facilities associated with the existing well. While we believe that these two lateral wells are likely to be completed and achieve commercial levels of production, oil drilling of any kind carries numerous risks and uncertainties that cannot be disregarded.

We plan to drill a total of 8 similar lateral wells to the Gonzales wells within the next 12 months. We have identified a total of 26 PUD locations for future drilling. While we believe that our recent refinancing will provide sufficient working capital to initiate and maintain the entire development drilling program, our ability to drill subsequent wells will depend, in part, upon the success of our earlier developmental drilling and the additional capital available to us as a result of that success. There can be no assurance that the earlier developmental drilling will achieve the success needed to complete the entire planned drilling program.

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

SAMSON OIL & GAS LIMITED

Date: May 24, 2019	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2019	By:	/s/ Janna Blanter
Janna Blanter
Chief Financial Officer (Principal Financial Officer)

