Form 10-K
period 2019-06-30
Samson Oil & Gas LTD
filed 2019-10-15
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-33578

Samson Oil & Gas Limited

(Exact Name of Registrant as Specified in its Charter)

Australia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 8 99 St Georges Terrace Perth, Western Australia 6000
(Address of principal executive offices)	(Zip Code)

+61 8 9486 4036

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's ordinary shares held by non-affiliates of the registrant on December 31, 2018 was approximately $2.1 million based on the closing price of its American Depositary Shares, each of which represents 200 ordinary shares, as reported on the OTCQB over the counter trading platform (treating, for this purpose, all executive officers and directors of the registrant, as affiliates).

There were 328,300,044 ordinary shares outstanding as of October 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed no later than 120 days after June 30, 2019.

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

Forward–looking statements appear in a number of places in this annual report and include, but are not limited to, management’s comments regarding the anticipated outcome and timing of the administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32; the anticipated outcome and timing of our efforts to renegotiate the Credit Agreement (as defined in Item 1), obtain a waiver of our breaches of the Credit Agreement from the Lender (as defined in Item 1), and sell our assets; our financial and operational prospects (whether or not a sale is consummated or the Lender agrees to renegotiate the Credit Agreement and waive our breaches under the Credit Agreement); the potential remedies available to the Lender under our credit agreement and our options with respect to meeting our financial obligations; trading liquidity and other risks relating to our common stock and ADSs; business strategy, exploration and development drilling prospects and activities at our Foreman Butte and other properties; oil and gas pipeline availability and capacity; natural gas and oil reserves and production; the cost of compliance with environmental laws; our strategy to control general and administrative costs; our intentions with respect to meeting our capital raising targets and the use of proceeds; our plans, our ability to and the methods by which we may raise additional capital; our prospects for continuing as a going concern and regarding our production and future operating results, such as the following:

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

BOPD.   Barrels of oil per day.

Btu. British thermal unit. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

Contingent Resources. Potentially recoverable volumes associated with a development plan that targets discovered volumes but is not (yet) commercial, as defined below.

To be considered as “commercial”, there must be a firm intention to proceed with the project in a reasonable time frame (typically 5 years), and such intention must be based upon all of the following criteria:

•	A reasonable assessment of the future economics of the development project meeting defined investment and operating criteria;

•	A reasonable expectation that there will be a market for all or at least the expected sales quantities of production required to justify development;

•	Evidence that the necessary production and transportation facilities are available or can be made available; and

•	Evidence that legal, contractual, environmental and other social and economic concerns will allow for the actual implementation of the recovery project being evaluated.

Developed acres.   The number of acres that are allocated or held by producing wells or wells capable of production.

Development well.  A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Differential. An adjustment to the price of oil or gas from an established spot market price to reflect differences in the quality and/or location of oil or gas.

Economically producible. The term economically producible, as it relates to a resource, means a resource which generates revenue that exceeds, or is reasonably expected to exceed, the costs of the operation. The value of the products that generate revenue shall be determined at the terminal point of oil and gas producing activities. The terminal point is generally regarded as the outlet valve on the lease or field storage tank.

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

PART I

Item 1 and 2. Business and Properties

Samson Oil & Gas Limited (“we”, “Samson” or the “Company”) is a company limited by shares, incorporated on April 6, 1979, under the laws of Australia.  Our principal business is the exploration and development of oil and natural gas properties in the United States.

Recent activities

On April 9, 2019, Samson Oil and Gas, USA, Inc., our wholly owned subsidiary, entered into a credit agreement (“Credit Agreement”) with AEP I FINCO LLC (“Lender”) providing for a $33.5 million term loan. The Company used the proceeds of the Credit Agreement to retire the Company’s previous credit facility of $23.9 million with Mutual of Omaha Bank, repay outstanding creditors, royalty and working interest owners and provide working capital to pursue its infill development drilling program. In conjunction with the closing of the Credit Agreement, the Company paid $1.4 million in deferred borrowing costs.

The Credit Agreement is secured by certain of the Company’s oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. Under the terms of the Credit Agreement, the Company is subject to certain covenants and obligations, as described in Note 8 to the Consolidated Financial Statements. At June 30, 2019, we were in violation of certain financial covenants. We have, therefore, classified the total amount outstanding under our debt facility of $33.5 million as a current liability and fully amortized the $1.4 million of deferred borrowing costs as a charge to finance expense in our statement of operations.

The infill development drilling program is designed to drill horizontal laterals from the existing well bores. The ability to drill out of an existing wellbore has made the economics of these development wells attractive, given the ability to use surface facilities associated with the existing well. Over the next nine months, we expect to drill a total of eight lateral wells within the Home Run Field (the “Home Run Field Drill Program”), which is the largest (by area) of the oil fields in Samson’s portfolio. The Company has in its portfolio a total of 26 Contingent resource locations that management expects will provide an excellent growth platform. The Credit Agreement is expected to provide sufficient working capital to initiate and maintain the planned development drilling program. Due to our recent breaches of the Credit Agreement, however, the Lender may declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses, depleting our working capital such that we would be unable to maintain the planned development drilling program.

Going concern

We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the years ended June 30, 2019, and 2018, which raise substantial doubt about our ability to continue as a going concern. We are also in breach of several of our covenants under the Credit Agreement, resulting in our borrowings payable of $33.5 million being classified as current liabilities.

Accordingly, our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are currently negotiating with a prospective party a transaction to divest all of our oil and gas assets, which we believe, if successful, will result in proceeds not less than our obligations under the Credit Agreement and to our vendors. We are also currently negotiating with the Lender in an effort to obtain a waiver for our breach of the Credit Agreement.

Our ability to continue as a going concern is dependent on our re-negotiation of the Credit Agreement, our ability to sell our assets, development of our Foreman Butte property, and our ability to reduce costs or raise further capital. There can be no assurances that we will successfully obtain a waiver from the Lender, successfully divest our assets, or increase our cash flows from operations. Given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

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

On June 30, 2016, we signed a purchase and sale agreement for the sale of our North Stockyard project in North Dakota. The sale price was $15.0 million and closed on October 31, 2016, of which $11.5 million of the total proceeds from this transaction were used to pay down our credit facility with Mutual of Omaha Bank. The remaining proceeds were used to rebalance our hedge book, following the sale of a portion of our production, and for working capital.

In May 2017, we closed on the sale of our State GC assets in New Mexico. The sale price of $1.2 million was applied to pay down our facility with Mutual of Omaha Bank. In June 2017, Samson and Mutual of Omaha Bank agreed to extend both the $4 million term loan and our $19.5 million reserve base facility until October 2018. The previous maturity date was October 31, 2017.

In June 2018, we signed a purchase and sale agreement for the sale of the majority of our working interest in the Foreman Butte project in Montana and North Dakota for $40 million. This sale was expected to close on October 15, 2018 however the buyer failed to close. We terminated the purchase and sale agreement with the buyer and engaged PLS Energy Advisors Group to remarket the asset. A non-refundable $1 million deposit placed into escrow by the buyer was released to us.

Business Strategy

Our business strategy is to acquire, explore and develop oil, natural gas and natural gas liquids ("NGL's") in the United States, primarily with a focus in Montana and North Dakota. Our long-term strategy is to seek to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. In the event we are able to obtain sufficient additional capital we expect to seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, and re-completion and re-working projects.

Production and Reserves Estimates

Production Activities

Average net barrel of oil equivalent (“BOE”) production per day (“BOEPD”) for the fiscal year ended June 30, 2019, was 629 BOEPD, an increase of 112 BOEPD or 21.5% compared to the same period in the prior year. Current 30 day production rate (as of August 31, 2019), is averaging 1,101 BOPD (on a gross Operated basis) and approximately 780 BOPD net to Samson. This increase is due to bringing wells back online through a series of workovers.

Prior 12-month net sales volumes by quarter:

	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Total
OIL, BBL	54,779	63,618	46,258	59,135	223,790
GAS, MCF	11,941	10,583	5,213	7,882	35,619
BOE	56,769	65,381	47,127	60,449	229,726
BOEPD	617	711	524	664	629

We have an interest in the following joint operations whose principal activities are oil and gas exploration and production.

		Working Interest Held
Project/Property Name		%	%
Exploration	Location	2019	2018
Roosevelt *	United States of America	66.00	66.00

* leases expired or wells plugged and abandoned

Production
Big Hand	United States of America	4.00	4.00
Bird Canyon	United States of America	16.00	16.00
Jalmat	United States of America	60.00	60.00
LA Ward	United States of America	3.00	3.00
Neta	United States of America	13.00	13.00
Powder River Basin	United States of America	18.00	18.00
Scribner	United States of America	28.00	28.00
Wagensen	United States of America	8.00	8.00
Foreman Butte	United States of America	1-100	1-100

Reserve Analysis

The Company’s estimated total net proved reserves of oil and natural gas as of June 30, 2019, and the present values of estimated future net revenues attributable to those reserves as of those dates, are presented in the following tables. All of our reserves are located in the United States. The estimates quoted for June 2019, are based on, and fairly represent, information and supporting documentation prepared by an employee of Netherland Sewell & Associates Inc, an independent petroleum engineering consulting firm. Netherland, Sewell & Associates, Inc. and its employees and its registered petroleum engineers have no interest in Samson and performed those services at their standard rates. Netherland, Sewell & Associates, Inc.’s estimates were based on a review of geologic, economic, ownership, and engineering data provided to them by us.

In accordance with SEC regulations, no price or cost escalation or reduction was considered. The technical persons at Netherland, Sewell & Associates, Inc. responsible for preparing our reserve estimate meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the estimating and auditing of oil and gas reserves information promulgated by the Society of Petroleum Engineers.

In substance, the Netherland, Sewell & Associates, Inc. report used estimates of oil and gas reserves based upon standard petroleum engineering methods which include production data, decline curve analysis, volumetric calculations, pressure history, analogy, various correlations and technical factors. Information for this purpose was obtained from owners of interests in the areas involved, state regulatory agencies, commercial services, outside operators and files of Netherland, Sewell & Associates, Inc.

Management has established, and is responsible for, internal controls designed to provide reasonable assurance that the estimates of Proved Reserves are computed and reported in accordance with SEC rules and regulations as well as with established industry practices. Our officers, executives and geologists have experience evaluating reserves on a well by well basis and on a company wide basis. Prior to generation of the annual reserves, management and staff prepare an internal reserve study and then meet with Netherland, Sewell & Associates, Inc. to review properties and discuss assumptions used in our internal study and the calculation of reserves. Management reviews all information submitted to Netherland, Sewell & Associates, Inc. to ensure the accuracy of the data. Management also reviews the final report from Netherland, Sewell & Associates, Inc. and discusses any differences from Management expectations with them.

The reserve estimates are reported to the Board of Directors, at least annually. Our Board members have experience in reviewing and understanding reserve estimates.

The following tables summarize our proved oil and natural gas reserves at June 30, 2019, using SEC regulations and our contingent resources at June 30, 2019:

	As at 30 June 2019
Reserves	NET OIL MBBLS	NET GAS MMCF	NET BOE MBBLS	NPV 10 MILLION
PDP	2,930	915	3,083	$47.6

Contingent Resources *	NET OIL MBBLS	NET GAS MMCF	NET BOE MBBLS	NPV 10 MILLION
1C - Non-producing	102	141	126	$1.4
1C - Undeveloped	2,682	2,236	3,055	$44.8
Total contingent resources	2,784	2,377	3,181	$46.2

Total proved plus contingent resources	5,714	3,292	6,264	$93.8

* Contingent Resources are potentially recoverable volumes associated with a development plan that targets discovered volumes but is not (yet) commercial, as defined below.

To be considered as “commercial”, there must be a firm intention to proceed with the project in a reasonable time frame (typically 5 years), and such intention must be based upon all of the following criteria:

•	A reasonable assessment of the future economics of the development project meeting defined investment and operating criteria;

•	A reasonable expectation that there will be a market for all or at least the expected sales quantities of production required to justify development;

•	Evidence that the necessary production and transportation facilities are available or can be made available; and

•	Evidence that legal, contractual, environmental and other social and economic concerns will allow for the actual implementation of the recovery project being evaluated.

Given our current financial condition there is no assurance that we will have the necessary financial resources available to meet the defined investment and operating criteria, noted above, in order to execute the development plan necessary to categorize the Contingent resources as proven reserves.

Notes to Reserves and Resources Estimates

NET BOE MBBLS is thousand barrels of oil equivalent

BOE is calculated using a heating value of gas and converted as 1 BOE equals 6 MCF

PDP is Proved Developed Producing Reserves

1C – Non-Producing is Contingent Developed Non-Producing Resources

1C - Undeveloped is Contingent Undeveloped Resources

NPV10 is Net Present Value at 10% discount rate

The oil price after basis adjustments used in our June 30, 2019 reserve study for oil was $55.68 per Bbl and for natural gas was $3.89 per Mcf. The assumed prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect actual market prices for oil production sold after June 30, 2019. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices. Accordingly, the foregoing prices should not be interpreted as a prediction of future prices.

The following reserve estimate using the NYMEX and Henry Hub strip prices are as follows:

As of June 30, 2019

Reserve category	Net Oil MBBLS	Net Gas MMCF	Net BOE MBBLS	NPV 10 $ MILLION
Proved Developed Producing	2,788	856	2,930	$37.93

Notes to Reserves Estimates

NET BOE MBBLS is thousand barrels of oil equivalent

BOE is calculated using a heating value of gas and converted as 1 BOE equals 6 MCF

PDP is Proved Developed Producing Reserves

NPV10 is Net Present Value at 10% discount rate

The commodity prices used in this estimate are as follows:

	Oil Price $/Bbl	Gas Price ($/MMBTU)
December 31, 2019	52.27	3.24
December 31, 2020	50.46	3.41
December 31, 2021	48.41	3.45
December 31, 2022	47.81	3.47
December 31, 2023	47.90	3.54
Thereafter	48.32	3.64

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

Our registered office is located at Level 8, 99 St Georges Terrace, Perth, Western Australia 6000 and our telephone number at that office is +61 8-9486-4036. Our principal office in the United States is located at 1331 17th Street, Suite 710, Denver, Colorado 80202 and our telephone number at that office is +1 303-295-0344. Our website is www.samsonoilandgas.com.

Marketing, Major Customers and Delivery Commitments

Markets for oil and natural gas are volatile and are subject to wide fluctuations depending on numerous factors beyond our control, including seasonality, economic conditions, foreign imports, political conditions in other energy producing countries, OPEC market actions, and domestic government regulations and policies. Substantially all of our production is sold pursuant to agreements with pricing based on prevailing commodity prices, subject to adjustment for regional differentials and similar factors. These contracts are generally set up on a month to month basis and can be cancelled at any time by either party giving 30 days’ notice. We had no material delivery commitments as of the date of this report.

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

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the VOC emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” methods to capture natural gas that would otherwise escape into the air or be combusted. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, valves and connectors. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations.  The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Environmental groups filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. And on September 12, 2018, EPA proposed revisions to its 2016 methane regulations and sought comment on additional areas for possible revision as part of its previously noted reconsideration of those rules. While EPA continues to reconsider aspects of the methane rule, it will remain effective.  These new and revised regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane regulations issued in June 2016. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Donald Trump by Executive Order 13,783, and the June 2016 methane regulations, though currently effective, are the subject of proposed and possible further reconsideration and revision, as noted above. EPA has also solicited comment on a proposed two-year stay of those methane rules. Those methane regulations remain in effect until possible revision or repeal by separate EPA rulemaking in the future, which action is also likely to be challenged in the courts. While the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and could require major sources of GHG emissions to obtain GHG emission “allowances” to continue their operations, the current administration’s decision to withdraw from the Paris Climate accords, announced on June 1, 2017, among other factors, makes passage of such legislation less likely in the near term.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

We may generate wastes, including “solid” wastes and “hazardous” wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes, although certain oil and natural gas exploration and production (“E&P”) wastes currently are excluded from regulation as hazardous wastes under RCRA. On May 4, 2016, several environmental groups filed a declaratory judgment action in federal district court for the District of Columbia seeking to compel the EPA to review the exemption of E&P wastes under RCRA. The groups had previously filed a Notice of Intent (“NOI”) to Sue EPA in August 2015 for failure to act on a 2010 petition to review the E&P RCRA exemption. In late December 2016, EPA entered into a consent decree with the environmental groups and agreed to reconsider the Agency’s current treatment of E&P wastes. The District Court approved the consent decree, binding EPA to a court-imposed timeline for determining how oil and gas wastes should be regulated under RCRA. In April 2019, EPA concluded that it would not revise federal regulations on E&P waste management under the RCPA at this time. This decision received criticism from environmental groups and both the federal government and state governments will likely continue to receive pressure to further regulate E&P waste. If E&P waste becomes regulated as hazardous waste, then generators, transporters, and owners/operators of disposal and treatment facilities will be subject to RCRA regulations at significant increased cost. Thus, it is possible that certain wastes generated by our oil and natural gas operations that currently are excluded from regulation as hazardous wastes may in the future be designated as hazardous wastes, and may therefore become subject to more rigorous and costly management, disposal and clean-up requirements. State and federal oil and natural gas regulations also provide guidelines for the storage and disposal of solid wastes resulting from the production of oil and natural gas, both onshore and offshore.

Superfund. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, also known as CERCLA or the Superfund law, and similar state laws, responsibility for the entire cost of cleaning up a contaminated site, as well as natural resource damages, can be imposed upon current or former site owners or operators and any party who releases or threatens to release one or more designated “hazardous substances” at the site, regardless of whether the original activities that led to the contamination were lawful at the time of disposal. This is known as strict liability, meaning liability without fault. CERCLA also authorizes EPA and, in some cases, third parties, to take actions in response to releases of hazardous substances into the environment and to seek to recover from the potentially responsible parties the costs of such response actions. Although CERCLA generally excludes petroleum from the definition of hazardous substances, in the course of our operations we may have generated and may generate other wastes that fall within CERCLA’s definition of hazardous substances. We also may be an owner or operator of facilities at which hazardous substances have been released by previous owners or operators. We may be subject to joint and several liability as well as strict liability under CERCLA for all or part of the costs of cleaning up facilities at which such substances have been released and for natural resource damages. Joint and several liability is liability that may be apportioned either among two or more parties or to only one or a few select members of a group, making each party individually responsible for the entire obligation. In some situations, we could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of third parties at, or prior operators of, properties we have acquired. This includes, in some circumstances, operators of properties in which we have an interest and parties that provide transportation services for us. If exposed to joint and several liability, we could be responsible for more than our share of costs for remediating a particular site, and potentially for the entire obligation, even where other parties were involved in the activity giving rise to the liability. We have not, to our knowledge, been identified as a potentially responsible party under CERCLA, nor are we aware of any prior owners or operators of our properties that have been so identified with respect to their ownership or operation of those properties.

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

As described in our financial statements, we have estimated the present value of our aggregate asset retirement obligations to be $3.6 million as of June 30, 2019. This figure reflects the expected future costs associated with site reclamation, facilities dismantlement and plugging and abandonment of wells. The discount rates used to calculate the present value varied depending on the estimated timing of the obligation, but typically ranged between 4% and 13%. Actual costs may differ from our estimates. Our financial statements do not reflect any liabilities relating to other environmental obligations.

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

Employees

At October 15, 2019, we had 5 full-time employees in Denver, Colorado, U.S.

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

Risks Related to Our Business, Operations and Industry

We are in breach of our Credit Agreement and the terms governing our indebtedness may limit our ability to execute capital spending or to respond to other initiatives or opportunities as they may arise.

As of the filing of this Form 10-K, we are in breach of several of our financial covenants under the Credit Agreement. Due to our breach of certain financial covenants under the Credit Agreement, the Lender may declare all amounts and obligations of the Company due and payable immediately. We are currently negotiating a waiver from our Lender for this breach. As of the filing of this Form 10-K, we have not received a waiver, and, as such, we have classified the total amount of outstanding debt of $33.5 million as a current liability and we expensed $1.4 million of deferred loan fees that were recorded as a debt discount. If we do not succeed in renegotiating the Credit Agreement or acquire sufficient funds to repay the Lender, the Lender could declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses. In any of these scenarios we may be forced to cease operations or seek bankruptcy protection, in which event our shareholders could lose their entire investment.

Even if we are successful in renegotiating our Credit Agreement, it is unlikely that we would obtain substantially better terms than under the existing Credit Agreement. Under the terms of our Credit Agreement, we are subject to very stringent financial covenants and obligations. Any decline in cash flow from our oil and natural gas reserves, if continued for any extended period, would very likely result in us having to make mandatory payments to pay down amounts owed to a level that is in compliance with the Credit Agreement. A required repayment of the Credit Agreement could be significant. Additionally, the terms of the Credit Agreement restrict our ability to incur additional debt, which limits our ability to obtain additional funding.

The Credit Agreement contains covenants and other restrictions that are highly unfavorable to us, including those customary for oil and gas credit facilities, such as limitations on debt, liens, dividends, voluntary redemptions of debt, investments, and asset sales. The Credit Agreement requires us to maintain compliance with certain financial tests and financial covenants. If future debt financing is not available to us when required as a result of limited access to the credit markets or otherwise, or is not available on acceptable terms, we may be unable to invest needed capital for our continuing drilling and exploration activities, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt. In addition, we may be forced to sell some of our assets on an untimely basis or under unfavorable terms. Any of these results could have a material adverse effect on our operating results and financial condition.

We are subject to a pending administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC”), which could result in us having to pay a substantial fee.

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019 and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and the Company cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against the Company. Any amount assessed against the Company is likely to be significant and, once assessed, could cause the Lender to declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses. In any of these scenarios we may be forced to cease operations or seek bankruptcy protection, in which event our shareholders could lose their entire investment.

Our Credit Agreement is subject to variable rates of interest which could negatively impact us.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and the Company’s income and cash flows would decrease.

Our auditors and management have expressed substantial doubt about our ability to continue as a going concern.

As disclosed in the financial statements, we incurred a net loss of $7.2 million for the year ended June 30, 2019. As of that date, our total current liabilities of $43.3 million exceed our total current assets of $4.8 million. Additionally, we are in violation of our debt covenant and have suffered recurring losses from operations. We believe these circumstances raise substantial doubt about our ability to continue as a going concern.

If we are not able to generate the funds needed to cover our ongoing expenses, then we may be forced to cease operations or seek bankruptcy protection, in which event our shareholders could lose their entire investment.

Declines in oil or gas prices have and will materially adversely affect our Revenues.

Our financial condition and results of operations depend in large part upon the prices of oil and natural gas and the costs of finding, acquiring, developing and producing reserves. As seen in recent years, prices for oil and natural gas are subject to extreme fluctuations in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control. These factors include worldwide political instability (especially in the Middle East and other oil producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels, speculating activities in the commodities markets, and the overall economic environment. Our operations are substantially adversely impacted as oil prices decline. Lower prices dramatically affect revenues from drilling operations. Drilling of new wells, development of leases and acquisitions of new properties are also adversely affected and limited. As a result, our potential revenues from operations as well as the proved reserves may substantially decrease from levels achieved during periods when oil prices were much higher. There can be no assurances as to the future prices of oil or gas. A substantial or extended decline in oil or gas prices would have a material adverse effect on our financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile.

This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on exploration and development projects involving our oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

Our ongoing infill development drilling program is critical to our future success

We have embarked on an infill development drilling program at the Gonzales location in the Home Run Field. The drilling program is designed to drill two horizontal laterals from the existing well bore. The existing development consists of a single 5,300 ft. lateral drilled with a single 640-acre spacing unit. The two new well bores will be directionally drilled to access the balance of the 640-acre spacing unit. The ability to drill out of an existing wellbore made the economics of these developmental wells more attractive due to the ability to use existing surface facilities associated with the existing well. While we believe that these two lateral wells are likely to be completed and achieve commercial levels of production, oil drilling of any kind carries numerous risks and uncertainties that cannot be disregarded.

We plan to drill a total of 8 similar lateral wells to the Gonzales wells within the next 12 months. We have identified a total of 26 Contingent resource locations for future drilling. While we believe that our recent refinancing will provide sufficient working capital to initiate the development drilling program, our ability to drill subsequent wells will depend upon the success of our earlier developmental drilling and the additional capital available to us as a result of that success. There can be no assurance that the earlier developmental drilling will achieve the success needed to complete the entire planned drilling program. Additionally, if the lender declares an event of default due to our current violations of the Credit Agreement and forecloses on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses, we may be forced to cease our drilling program and/or sell our Gonzales location. If we cease our drilling program, we may be forced to cease all operations or seek bankruptcy protection, in which event our shareholders could lose their entire investment.

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

As a result of these and other factors, we will be required to periodically reassess the amount of our reserves, which reassessment may require us to recognize a write–down of our oil and gas properties, as occurred at June 30, 2016 and June 30, 2015. We have not recorded any write downs of our oil and gas properties for the years ended June 30, 2019 and 2018.

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

Our industry is capital intensive. We expect to continue to make substantial capital expenditures in our business and operations for the exploration, development, production and acquisition of crude oil and natural gas reserves. To date, we have financed capital expenditures primarily with cash generated by operations, capital markets transactions and the sale of properties. We intend to finance our future capital expenditures utilizing similar financing sources. Our cash flows from operations and access to capital are subject to a number of variables, including:

●	our proved reserves;

●	the amount of crude oil and natural gas we are able to produce from existing wells;

●	our ability to acquire, locate and produce new reserves;

●	the prices at which crude oil and natural gas are sold; and

●	the costs to produce crude oil and natural gas.

If our revenues decrease as a result of lower commodity prices, operating difficulties or for any other reason, our need for capital from other sources would increase. If we raise funds by issuing additional equity securities, this would have a dilutive effect on existing shareholders. Our Credit Agreement restricts our ability to incur additional debt. If we raise funds through the incurrence of debt, the risks we face with respect to our indebtedness would increase and we would incur additional interest expense. There can be no assurance as to the availability or terms of any additional financing. Our inability to obtain additional financing, or sufficient financing on favorable terms, would adversely affect our financial condition and profitability. We have, in the past, funded a portion of our capital expenditures with proceeds from the sale of our properties, such as the sale of a portion of the North Stockyard properties to Slawson Exploration Company in August 2013. More recent sales of properties have been used to repay debt or provide working capital.

Petroleum exploration, drilling and development involve substantial business risks.

The business of exploring for and developing oil and gas properties involves a high degree of business and financial risk, and thus a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. In addition, oil and gas drilling and production activities may be shortened, delayed or canceled as a result of a variety of factors, many of which are beyond our control. These factors include:

●	unexpected drilling conditions;

●	unexpected geological formations including abnormal pressure or irregularities in formations;

●	equipment failures or accidents;

●	adverse changes in prices;

●	weather conditions;

●	ability to fund capital necessary to develop exploration properties and producing properties;

●	shortages in experienced labor; and

●	shortages or delays in the delivery of equipment, including equipment needed for drilling, fracture stimulating and completing wells.

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

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and natural gas wells, including:

●	well blowouts;

●	cratering and explosions;

●	pipe failures and ruptures;

●	pipeline accidents and failures;

●	casing collapses;

●	fires;

●	mechanical and operational problems that affect production;

●	formations with abnormal pressures;

●	uncontrollable flows of oil, natural gas, brine or well fluids;

●	releases of contaminants into the environment; and

●	failure of subcontractors to perform or supply goods or services or personnel shortages.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, emission controls, storage, transportation, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance and may otherwise have a material adverse effect on our earnings, results of operations, competitive position or financial condition. For example, because of its potential effect on ground water, seismic activity, and local communities, hydraulic fracturing and associated water disposal currently are the subject of regulatory scrutiny, negative press, and proposed legislative changes, particularly at the state and local level. Hydraulic fracturing is a process that creates a fracture extending from a well bore into a low-permeability rock formation to enable oil or natural gas to move more easily to a production well. Hydraulic fractures typically are created through the injection of water, sand and chemicals into the rock formation. Legislative and regulatory efforts to further regulate this process may render permitting and compliance requirements more stringent for hydraulic fracturing, which may limit or prohibit use of the process. While none of our properties are expected to be subject to any such changes, there is no assurance that this will remain the case.

President Donald Trump’s election and inauguration in January 2017 has resulted in uncertainty with respect to the future environmental regulation of the oil and natural gas industry. This uncertainty may affect how the oil and gas industry is regulated, and could also increase the level of public interest in environmental protection and safety concerns and may result in new or different pressures being exerted. For example, President Donald Trump issued Executive Order 13,783 (March 28, 2017) entitled “Promoting Energy Independence and Economic Growth.” The stated goal is to “suspend, revise, or rescind [regulations] that unduly burden the development of domestic energy resources beyond the degree necessary to protect the public interest.” This Executive Order identified a number of Obama-era Clean Air Act and Clean Water Act regulations for reconsideration by the EPA. Public interest groups may increase their use of litigation as a means to require more stringent regulation of the oil and natural gas industry. As noted, there may be heightened litigation regarding any revision or rescission of these rules, resulting in uncertainty for the regulated community.

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

Despite the noted BLM rescissions and revisions of prior hydraulic fracturing regulations at the federal level, EPA in 2014 and 2017 issued technical permitting guidance under the SDWA for the underground injection of liquids from hydraulically fractured (and other) wells where diesel fuels are used which guidance remains the agency’s current policy. Although Samson does not use diesel fuel in its hydraulic fracturing activities, continued EPA adherence to this guidance may create duplicative federal and state requirements in certain jurisdictions where Samson operates.

In April 2012, EPA issued regulations specifically applicable to the oil and gas industry that among other things, requires operators to capture 95 percent of the VOC emissions from natural gas wells that are hydraulically fractured. The reduction in VOC emissions is accomplished primarily through the use of “reduced emissions completion” methods to capture natural gas that would otherwise escape into the air or be combusted. EPA also issued regulations that set requirements for VOC emissions from several types of equipment, including storage tanks, compressors, dehydrators, valves and connectors. In June 2016, EPA issued additional regulations specific to the oil and gas industry adding methane standards for equipment and processes covered by the 2012 regulations.  The 2016 final regulations also add leak detection and repair (LDAR) requirements for equipment such as valves, connectors, pressure relief valves, open-ended lines, access doors, flanges, crank case vents, pump seals or diaphragms, closed vent systems, compressors, separators, dehydrators, thief hatches on storage tanks, and sweetening units at gas processing plants. On April 19, 2017, EPA announced its intent to administratively reconsider the methane rules, staying a June 3, 2017 effective date for certain provisions—such as the LDAR provisions—for 90 days. Environmental groups filed a petition to stop the administrative stay in the D.C. Circuit, and on July 3, 2017, the D.C. Circuit granted relief for the petitioners, which had the impact of making the previously-stayed rules effective. And on September 12, 2018, EPA proposed revisions to its 2016 methane regulations and sought comment on additional areas for possible revision as part of its previously noted reconsideration of those rules. While EPA continues to reconsider aspects of the methane rule, it will remain effective.  These new and revised regulations, or the adoption of any other laws or regulations restricting or reducing these emissions, will increase our operating costs.

Another regulatory development that may impact our operations is EPA’s notice of finding and determination that emissions of carbon dioxide, methane, and other GHGs present an endangerment to human health and the environment.  In response to that finding, EPA has implemented GHG-related reporting, monitoring, and recordkeeping rules for petroleum and natural gas systems, among other industries, and developed a Climate Action Plan, including a Methane Strategy which formed the basis for methane regulations issued in June 2016. However, the Executive Office report calling for the Climate Action Plan and Methane Strategy was rescinded by President Trump by Executive Order 13,783, and the June 2016 methane regulations, though currently effective, are the subject of proposed and possible further reconsideration and revision, as noted above. EPA has also solicited comment on a proposed two-year stay of those methane rules. Those methane regulations remain in effect until possible revision or repeal by separate EPA rulemaking in the future, which action is also likely to be challenged in the courts. While the U.S. Congress has considered, and may in the future again consider, “cap and trade” legislation that would establish an economy-wide cap on emissions of GHGs in the United States and could require major sources of GHG emissions to obtain GHG emission “allowances” to continue their operations, the current administration’s decision to withdraw from the Paris Climate accords, announced on June 1, 2017, among other factors, makes passage of such legislation less likely in the near term.  Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would be likely to increase our operating costs and could also have an adverse effect on demand for our production.

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

Risks Related to Our Securities

Currency fluctuations may adversely affect the price of our American Depository Shares (“ADSs”) relative to the price of our ordinary shares.

The price of our ordinary shares is quoted in Australian dollars and the price of our ADSs is quoted in U.S. dollars.  Movements in the Australian dollar/U.S. dollar exchange rate may adversely affect the U.S. dollar price of our ADSs and the U.S. dollar equivalent of the price of our ordinary shares. During the year ended June 30, 2019, the Australian dollar has, as a general trend, maintained its value against the U.S. dollar, but remains volatile. As the Australian dollar weakens against the U.S. dollar, the U.S. dollar price of the ADSs could decline correspondingly, even if the price of our ordinary shares in Australian dollars increases or remains unchanged. In the unlikely event that dividends are payable, we will likely calculate and pay any cash dividends in Australian dollars and, as a result, exchange rate movements will affect the U.S. dollar amount of any dividends holders of our ADSs will receive from The Bank of New York Mellon, our depositary. While we would ordinarily expect such variances to be adjusted by inter-market arbitrage activity that accounts for the differences in currency values, there can be no assurance that such activity will in fact be an efficient offset to this risk.

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

As a result of our delisting from the NYSE American our ADSs may now be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have net tangible assets worth of at least $2,000,000 if the company has been operating for three or more years. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities. If we identify a viable buyer and sell Foreman Butte Project, we will likely have net tangible assets in excess of $2,000,000 and would therefore no longer be subject to the penny stock rules.

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

Sales of a substantial number of our ordinary shares in the public market, either directly or indirectly as the sale of ADSs, or the perception that such sales may occur, could cause the market price of our ordinary shares (and ADSs) to decline. In addition, the sale of these shares in the public market, or the possibility of such sales, could impair our ability to raise capital through the sale of additional shares or other securities. As of June 30, 2019, subject to meeting the vesting requirements we had outstanding options to purchase an aggregate of approximately 314,500,000 of our ordinary shares granted to certain of our directors, officers and employees. These option holders, subject to compliance with applicable securities laws, are permitted to sell shares they own or acquire upon the exercise of options in the public market. The exercise prices of the options are between A$0.0055 and A$0.07 per share, and the options expire around November 2026. The exercise of such options could have similarly adverse consequences on the trading prices for our shares.

For further details on our outstanding options, see “Note 9 – Share-Based Payments” in the Notes to our Consolidated Financial Statements.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Developed Properties

Foreman Butte Project – Williston Basin, North Dakota and Montana

Various working interests

In March 2016, we closed on the acquisition of the Foreman Butte project. This project includes a number of producing and non- producing, operated and non-operated wells in the Ratcliffe and Madison formations in Montana and North Dakota.

This project consists of 131 wells (both operated and non-operated) across a number of fields in Montana and North Dakota. The wells are conventional wells drilled as early as 1980 to as recently as 2010.

In June 2018, we signed a purchase and sale agreement to sell the majority of this project for $40 million, with an effective date of January 1, 2018. The buyer failed to close the transaction and the purchase and sale agreement expired and we were able to keep the $1.0 million non-refundable deposit made to us.

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

This has been confirmed through the use of a 3-dimensional numerical simulation of the reservoir volume, and the expected production curve for these wells has been developed from the resulting numerical model.

The current reservoir pressure has also been established using a field wide fluid level study, and the initial development wells will be located in areas of demonstrated higher pressure.

Currently we have 26 Ratcliffe Contingent resource locations identified. The second lateral well expected to be drilled will test an undeveloped reservoir in the Mission Canyon Formation of the Mississippian Madison Group. Although we can make no assurances of the results of this drilling, we are optimistic about its prospects. It is possible that this lateral could prove up a new oil field with the potential for many additional well locations (up to 20 vertical wells or 8 drill-out laterals), A 3,500 acre 4-way structural closure has already been mapped from the abundance of existing well control in the area.

In September 2017, we received approval for a water flood pilot project for the Home Run Field utilizing an existing wellbore which is located on the flank of the field and which is non-productive. This well, the Mays 1-20H has been tested and readied for injected water following the approval from the North Dakota Industrial Commission. We commenced injection in October 2017. The water flood is being used to add pressure to the reservoir which we believe should enhance the recovery of oil. The well performance in the offsetting wells will be monitored to establish the viability of the flood. The water being used is produced formation water so that there are no chemical compatibility issues, in essence the water is being returned to the reservoir from which it originated. The water is currently being trucked to the injector from the existing producing wells.

Exploration / Undeveloped Properties

Hawk Springs Project, Goshen County, Wyoming

37.5% -100% working interest

Bluff 1-11 (25% working interest)

During the year ended June 30, 2014, we drilled the Bluff Prospect to test multiple targets in the Permian and Pennsylvanian sections in a 4-way structural trapping configuration. The Bluff #1-11 well reached a total depth of 8,900 feet after intersecting the pre-Cambrian basement on June 13, 2014. This well failed to produced economic quantities of hydrocarbons.

This well was plugged during the year ended June 30, 2019.

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

There has been no further drilling activity on this lease and 652 acres have expired.

All our properties are encumbered by the Credit Agreement. Due to our breach of certain financial covenants under the Credit Agreement, the Lender may declare all amounts and obligations of the Company due and payable immediately. If we do not succeed in renegotiating the Credit Agreement or acquire sufficient funds to repay the Lender, the Lender could seize our properties.

Item 3.	Legal Proceedings

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and the Company cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against the Company at June 30, 2019, therefore, no accrual for potential contingent liabilities have been included in the Company’s financial statements. Any amount assessed against the Company, however, is likely to be significant and, once assessed, could cause the Lender to declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.  Market Information –

Our American Depositary Shares (“ADS”), were listed on the NYSE American from January 7, 2008 to November 16, 2017 under the symbol “SSN”. Following our delisting from the NYSE American exchange, we began trading on the OTC QB under the symbol “SSNYY”.  As of October 15, 2019, 10,730,914 ADSs were outstanding and we had approximately 11,396 beneficial owners of ADS.  On March 30, 2015, the ratio of ordinary shares to ADS was changed from 20 to 1, to 200 to 1.

The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ADSs reported on NYSE American or OTCQB as appropriate. On October 15, 2019, the closing price of our ADSs on OTC QB was $

	NYSE American/ OTC QB American Depositary Share (ADS) Price (in USD)
	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter (July 1 – September 30)	$0.28	$0.10	$0.50	$0.33
Second Quarter (October 1 – December 31)	$0.21	$0.07	$0.44	$0.12
Third Quarter (January 1 – March 31)	$0.12	$0.06	$0.29	$0.14
Fourth Quarter (April 1 – June 30)	$0.11	$0.06	$0.29	$0.18

Our ordinary shares were listed on the Australian Securities Exchange Ltd. (the “ASX”) beginning on April 17, 1980.  As of October 15, 2019, 328,300,044 ordinary shares were outstanding, and we had approximately 328,300,044 shareholders of record.  The following table sets forth, for the periods indicated, the highest and lowest market quotations for the ordinary shares reported on the Daily Official List of the ASX.  Our trading on the ASX was halted on April 12, 2018, and we have requested voluntary suspension of our trading since then. On April 11, 2018, the last day the stock traded on the ASX, the closing price of our ordinary shares on the ASX was A$0.002.

	ASX Ordinary Share Price (in AUD)
	Fiscal 2019				Fiscal 2018
	High		Low		High	Low
First Quarter (July 1 – September 30)	$	N/A	$	N/A	$.003	$.001
Second Quarter (October 1 – December 31)	$	N/A	$	N/A	$.002	$.001
Third Quarter (January 1 – March 31)	$	N/A	$	N/A	$.002	$.001
Fourth Quarter (April 1 – June 30)	$	N/A	$	N/A	$.002	$.001

B.  Holders

As of October 15, 2019, there were approximately 3,821 holders of record of our ordinary shares.  Our depositary for the ADSs, The Bank of New York Mellon, constitutes the single record holder of our ADSs and there were approximately 11,396 beneficial holders of our ADS as of October 15, 2019.

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

D.  Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans under which our equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive Proxy Statement to be filed in connection with our 2019 Annual General Meeting of Shareholders. In the event that our definitive Proxy Statement is not filed on or before October 28, 2019, we will amend this Form 10-K report to add the required information in Part III.

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

Australian Taxation

The following discussion of the Australian taxation implications is based on the provisions of the Income Tax Assessment Act 1936, the Income Tax Assessment Act 1997, International Tax Agreements Act 1953 (IntTAA) which includes the United States Convention as amended by the United States Protocol (USDTA), public taxation rulings and available case law current as of the date of this Annual Report on Form 10-K (all of which are collectively referred to in this section as “Australian Taxation Laws”).  The Australian Taxation Laws and their interpretation are subject to change at any time.

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

Therefore, unless a U.S. Equity Holder and its associates holds a direct participation interest of at least 10% (as described above), it should not make a taxable capital gain or capital loss for Australian tax purposes with respect to the sale of shares or ADSs, irrespective of the percentage of our assets that constitute Australian real property. There should therefore be no tax payable on any gain on the sale of the shares or ADSs.

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

Passive Foreign Investment Company (“PFIC”) Status

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

Although we do not believe that we were a PFIC for the taxable year ended June 30, 2019 and do not expect to be a PFIC in the foreseeable future, the tests for determining PFIC status depend upon a number of factors. Some of these factors are beyond our control and may be subject to uncertainties, and we cannot assure you that we have not been or will not be a PFIC. We have not undertaken a formal study as to our PFIC status, and we do not undertake an obligation to determine our PFIC status, or to advise investors in our securities as to our PFIC status, for any year.

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

Tax Rates Applicable to Ordinary Income and Capital Gains of Non-Corporate U.S. Holders

Ordinary income and short-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 21%. Long-term capital gains of non-corporate U.S. Holders are generally subject to U.S. federal income tax at rates of up to 20%.

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

Backup withholding is not an additional tax.  Amounts withheld as backup withholding may be credited against a U.S. Holder’s U.S. federal income tax liability, and a U.S. Holder may obtain a refund of any excess amounts withheld by filing a timely claim for refund with the Internal Revenue Service and furnishing any required information.

F. Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the other information appearing in this Annual Report on Form 10-K. As used in this report, unless the context otherwise indicates, references to “we,” “our,” “ours,” and “us” refer to Samson Oil and gas Limited and its subsidiaries collectively.

Overview

We are an independent energy company whose business plan is to acquire, explore and develop oil, natural gas and natural gas liquids ("NGL's") in the United States, primarily with a focus in Montana and North Dakota. Due to our limited capital and low commodity prices, we have not been able to execute on our business plan. Our long-term strategy is to seek to deliver net asset value per share growth to our investors via attractive investments within the oil and gas industry. In the event we are able to obtain sufficient additional capital we expect to seek properties that offer profit potential from overlooked and by-passed reserves of oil and natural gas, which may include shut-in wells, in-field development, stripper wells, re-completion and re-working projects.

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.2 million and had net cash outflows from operating activities of $5.4 million for the year ended June 30, 2019. As of the balance sheet date of this report we had total current liabilities of $43.3 million, which exceeded our total current assets of $4.8 million by $38.5 million. We are in breach of several of our covenants related to the Credit Agreement (defined in Note 8 – Credit Facility), resulting in our borrowings payable of $33.5 million being classified in current liabilities. In addition, we expensed $1.4 million of debt discount costs due to the reclassification of our borrowings in our statement of operations as a finance expense.

Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We believe that we can negotiate a waiver with our Lender and increase our cash flows from operations through the successful development of the Foreman Butte project and reducing our operating and general and administrative costs. In addition, we are negotiating with a prospective party a transaction to divest all of our oil and gas assets, which we believe, if successful, will result in proceeds not less than our obligations under the Credit Agreement and to our vendors.

However, there can be no assurances the we will successfully obtain a waiver, successfully divest our assets or increase our cash flows from operations. Given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

As of the date of this report the Lender has not waived our breaches of the Credit Agreement.

To provide an understanding of our past performance, financial condition and prospects for the future we discuss and provide our analysis of the following:

•	Results of operations;
•	Liquidity and capital resources;
•	Contractual obligations;
•	Off balance sheet arrangements;
•	Critical accounting policies; and
•	New accounting pronouncements.

Oil, Gas, and NGL Prices

Our financial condition and the results of our operations are significantly affected by the prices we receive for our oil, gas, and NGL production, which can fluctuate dramatically. Our oil and gas are sold under contracts paying us various industry posted prices, adjusted for basis differentials. We are paid the average of the daily settlement price for the respective posted prices for the period in which the product is sold, adjusted for quality, transportation and location differentials.

We expect future prices for oil, gas, and NGLs to continue to be volatile. In addition to supply and demand fundamentals, as a global commodity, the price of oil is affected by real or perceived geopolitical risks in all regions of the world as well as the relative strength of the dollar compared to other currencies. Oil markets continue to be unstable.

Results of Operations

Presented below is a discussion of our results of operations for the fiscal years ended June 30, 2019, and 2018.

Net Loss Applicable to Common Stockholders

Our net loss applicable to common stockholders for the fiscal years ended June 30, 2019, and 2018, were $7.2 million and $6.0 million, respectively. Our oil and natural gas sales were $2.6 million higher compared to the prior year. However, our oil and gas producing costs increased $5.5 million, which was slightly offset by a decrease of $0.9 million in general and administrative expenses (“G&A”) compared to the prior year. Interest expense increased $2.0 million due to a higher interest rate related to our Credit Agreement that we entered into in April 2019. We recognized $1.0 million of other income because we were able to keep the non-refundable deposit made to us due to the failed purchase and sale agreement with Eagle Energy Partners I, LLC.

Oil and Gas Producing Activities

The results of our producing oil and gas properties are presented below for the fiscal years ended June 30, 2019 and 2018:

	Fiscal Year ended June 30,
	2019	2018
Production Volume:
Oil (Bbls)	223,790	186,559
Natural gas (Mcf)	35,619	14,780
BOE	229,726	189,022

Oil Price per Bbl Produced (in dollars):
Realized price, excluded in the impact of derivative instruments	$55.37	$53.23

Natural Gas Price per Mcf Produced (in dollars):
Realized price	$7.24	$8.04

	Fiscal Year ended June 30,
	2019	2018
Expense per BOE:
Lease operating expenses	$53.72	$40.47
Depletion, depreciation and amortization	$10.39	$7.88
General and administrative expense	$12.13	$19.61

Production taxes, gathering and processing fees as a % of sales	8.6%	8.9%
Production taxes, gathering and processing fees	1,093,585	898,876

Comparison of Year Ended June 30, 2019 to year ended June 30, 2018:

	Year ended June 30,
Item	2019	2018	Variance	% Change
OPERATING REVENUES:
Oil sales	$12,391,536	9,931,065	$2,460,471	24.8%
Gas sales	257,895	118,783	139,112	117.1%
Other liquids	13,434	8,871	4,563	51.4%
Total oil and gas income	12,662,865	10,058,719	2,604,146	25.9%
OPERATING EXPENSES:
Lease operating expense	12,341,869	6,866,922	5,474,947	79.7%
Depletion, depreciation, amortization and accretion of asset retirement obligation	2,385,964	1,488,772	897,192	60.3%
Exploration and evaluation expenditure	73,016	325,304	(252,288)	-77.6%
Abandonment Expense	156,809	189,259	(32,450)	-17.1%
General and administrative	2,785,687	3,706,182	(920,495)	-24.8%
Provision for doubtful accounts	175,000	75,000	100,000	133.3%
Total operating expenses	17,918,345	12,651,439	5,266,906	41.6%
LOSS FROM OPERATIONS	(5,255,480)	(2,592,720)	(2,662,760)	102.7%
Interest expense, net	(3,765,652)	(1,715,342)	(2,050,310)	119.5%
Realized loss on derivative instruments	(968,418)	(1,775,728)	807,310	-45.5%
Unrealized gain (loss) on derivative instruments	1,425,634	(946,438)	2,372,072	-250.6%
Gain on sale of assets	120,000	178,407	(58,407)	-32.7%
Income from forfeiture of escrowed funds from oil and gas sale	1,000,000	-	1,000,000	100.0%
Other	247,941	80,899	167,042	206.5%
LOSS BEFORE INCOME TAXES	(7,195,975)	(6,770,922)	(425,053)	6.3%
Income tax benefit	47,944	732,056	(684,112)	-93.5%
NET LOSS	$(7,148,031)	$(6,038,866)	$(1,109,165)	18.4%

OTHER COMPREHENSIVE LOSS:
Foreign Currency Translation loss	(11,152)	(45,461)	34,309	-75.5%
Total comprehensive loss for the period	$(7,159,183)	$(6,084,327)	$(1,074,856)	17.7%

Our oil sales for the years ended June 30, 2019, and 2018, were $12.4 million and $9.9 million, respectively, an increase of $2.5 million or 24.8%. This increase can be attributed to increased sales volumes, which were 223,790 barrels of oil compared to 186,559 barrels of oil, which is an increase of 37,231 barrels or 20.0%. The increase in barrels is a direct result of our effort to re-work several of our wells to increase well bore efficiency and increase production volumes. The effect on our oil sales due to the increased sales volumes was an increase of $2.0 million and higher average realized oil prices of $55.37 per barrel increased our oil sales by $0.5 million.

Our natural gas sales for the years ended June 30, 2019, and 2018, were approximately $258,000 and $119,000, respectively, an increase of approximately $139,000 or 117.1%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2019 and 2018, were $7.24 and $8.04 per Mcf, respectively, a decrease of $0.80 or 9.9%. The impact on natural gas sales in the current year due to the lower realized prices decreased natural gas sales approximately $28,000. These lower prices were offset by greater volumes, which were 20,839 Mcf or 141.0% higher compared to the prior year, increasing our natural gas sales approximately $167,000.

Lease operating expenses ("LOE") include workover expenses of $2.9 million and $1.1 million for the fiscal years ended June 30, 2019, and 2018, respectively. LOE, excluding workover expenses were $8.3 million and $4.9 million for fiscal year ended June 30, 2019, and 2018, respectively. This represents an increase of $3.4 million, which is due to increases in repairs and maintenance of $1.0 million, increased salt water disposal costs of $1.7 million, inreased chemical, environmental and labor costs of $0.4 million and an increase in COPAS overhead charges and other costs of $0.3 million. Approximately 50% of the increase in LOE is related to workover expenses and repairs and maintenance costs, which aggregated to $2.8 million, as part of our effort to rehabilitate the field and increase efficiency in order to increase volumes.

Production taxes were $1.0 million and $0.8 million for the fiscal years ended June 30, 2019, and 2018, respectively. This represents an increase of $0.2 million or 21.7%. We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue. Production taxes as a percentage of revenue in fiscal year 2019 and 2018 were 8.64% and 8.94%.

Our depletion, depreciation and amortization (“DD&A”) expenses were $2.4 million for fiscal year ended June 30, 2019, compared to $1.5 million for fiscal year ended June 30, 2018, an increase of $0.9 million or 60.3%. During fiscal year ended June 30, 2018, the majority of our oil and gas properties were categorized as Assets Held for Sale for approximately half the fiscal year. When assets are categorized as held for sale there is no DD&A calculated until such time that the assets are no longer held for sale, at which time there is a one time “catch-up” calculation to capture the amount that would have been recorded as DD&A expense had the assets not been categorized as Assets Held for Sale. The increase in DD&A is primarily attributed to this recapture of DD&A expense due to the purchase and sale agreement that expired related to the Eagle Energy Partners I, LLC transaction, which occurred in fiscal year 2019.

We perform assessments of our long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. To the extent such assessments indicate a reduction of the estimated useful life or estimated future cash flows of our oil and gas properties, the carrying value may not be recoverable and, therefore, an impairment charge would be required to reduce the carrying value of the proved properties to their fair value.

The cash flow model we use to assess proved properties for impairment includes numerous assumptions. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) management's price outlook (iv) increases or decreases in production costs and capital costs associated with those reserves and (v) our ability to fund the capital costs related to undeveloped reserves. All inputs to the cash flow model are evaluated at each measurement date.

There were no charges to impairment expense related to our oil and gas properties based on the assumptions that management used to evaluate the future cash flows.

General and administrative expenses decreased $0.9 million or 24.8% for the fiscal year ended June 30, 2019, compared to the same period in 2018. This reduction was primarily due to a decrease in salaries and employee benefits, which decreased by $1.2 million. This decrease was offset by penalties and late charges assessed to us for late payments of certain royalties and taxes in the amount of $0.4 million. Legal, accounting and assurance costs, filing fees and other general and administrative costs remained consistent with the prior year decreasing $0.1 million or 2.0%.

Interest expense, net of interest income, for the fiscal years ended June 30, 2019, and 2018, were $3.8 million and $1.7 million, respectively, an increase of $2.1 million or 119.5%. The components of interest expense include cash paid for interest expense of $2.4 million and $1.4 million of deferred financing fees related to the Credit Agreement previously categorized as a debt discount, but expensed at June 30, 2019, due to the breach of certain covenants under the Credit Agreement. In addition, the interest rate under the Credit Agreement is LIBOR plus 10.5% (approximately 13.0% at June 30, 2019), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at June 30, 2018).

Liquidity and Capital Resources

We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the years ended June 30, 2019, and 2018, which raise substantial doubt about our ability to continue as a going concern. Because of this our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are in breach of several of our covenants related to the Credit Agreement resulting in our borrowings payable of $33.5 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We believe that we can negotiate a waiver with our Lender and increase our cash flows from operations through the successful development of the Foreman Butte project and reducing our operating and general and administrative costs. In addition, we are negotiating with a prospective party a transaction to divest all of our oil and gas assets, which we believe, if successful, will result in proceeds not less than our obligations under the Credit Agreement and to our vendors.

However, there can be no assurances that we will successfully obtain a waiver, successfully divest our assets or increase our cash flows from operations. Given our current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

We used $5.4 million of cash flow from our operations during the fiscal year ended June 30, 2019, compared to $0.7 million of cash provided by operations during the same period in the prior year, a change of $6.1 million. Our loss can be primarily attributed to higher LOE costs, which included $2.9 million of workover expenses and higher interest expenses related to our Credit Agreement, which, aggregated with LOE costs, equaled $14.7 million compared to $8.6 million in the prior year. These costs were offset by $1.0 million of other income related to the forfeiture of the non-refundable deposit from the purchase and sale transaction with Eagle Energy Partners I, LLC.

Cash flows used in investing activities during the fiscal year ended June 30, 2019, was $1.5 million compared to $0.4 million in the prior year. During fiscal year ended June 30, 2019, we incurred $1.6 million of capital costs, primarily related to drilling the first Gonzalez location in our Home Run field. We also sold two oil and gas properties that had been fully depleted for proceeds of $120,000.

We realized cash flows from financing activities of $2.8 million and $1.4 million for the years ended June 30, 2019, and 2018, respectively. On April 9, 2019, we entered into a new debt facility. We received $33.5 million of proceeds from borrowings under the new agreement and used the proceeds to retire the previous credit facility of $23.9 million. We also paid $1.4 million in deferred borrowing costs.

Off-Balance Sheet Arrangements

At June 30, 2019, we had no existing off-balance sheet arrangements, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions and Divestitures

Acquisitions

We had no material acquisitions in fiscal years ended June 30, 2019 or June 30, 2018.

Divestitures

During the fiscal year ended June 30, 2019, we sold our interest in two oil and gas properties that had been fully depleted for aggregate cash consideration of $120,000.

On June 14, 2018, we signed a purchase and sale agreement for the sale of the majority working interest in our Foreman Butte project in Montana and North Dakota for $40 million. The effective date of the transaction was January 1, 2018 and the transaction was expected to close on October 15, 2018. The buyer, however, failed to close this transaction and we retained the $1.0 million non-refundable deposit.

Critical Accounting Policies

Going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred a net loss of $7.2 million and had net cash outflows from operating activities of $5.4 million for the year ended June 30, 2019. At June 30, 2019, we had total current liabilities of $43.3 million, which exceeded our total current assets of $4.8 million. Our ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

We are in breach of several of our covenants related to the Credit Agreement resulting in borrowings payable of $33.5 million being classified as current liabilities. We are negotiating with the Lender in an effort to obtain a waiver for the breach. As of the date this report was issued, no waiver has been received.

We are negotiating with a prospective party to divest our oil and gas assets, which we believe will result in proceeds not less than our obligations to the Lender and our other creditors. While we are confident we will be able to successfully recognize amounts in excess of the carrying value of the oil and gas assets as a result of a divestment, or alternatively through the successful development of our Foreman Butte project, there can be no assurances that we will be successful. Given the current financial situation we may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

Revenue Recognition and Gas Imbalances.   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several additional ASUs related to ASU 2014-09 that provide clarified implementation guidance and deferred the effective date of ASU 2014-09. Effective July 1, 2018, the Company adopted ASU 2014-09 and all related ASUs using the modified retrospective transition method, which was applied to all active contracts as of the effective date. The adoption of ASU 2014-09 did not result in a change to current or prior period results nor did it result in a material change to or business processes, systems, or controls. However, upon adoption, we expanded our disclosures to comply with the disclosure requirements of ASU 2014-09. Please refer to Note 2 - Revenue from Contracts with Customers for additional discussion.

We use the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. We incur production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. Our production imbalances were not material at June 30, 2019, or 2018.

Successful Efforts Method of Accounting for Oil and Gas Properties. We account for our oil and natural gas exploration and development costs using the successful efforts method. Geological and geophysical costs are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly.

Exploratory wells that discover potentially economic reserves in areas where a major capital expenditure would be required before production could begin and where the economic viability of that major capital expenditure depends upon the successful completion of further exploratory work in the area remain capitalized if the well finds a sufficient quantity of reserves to justify its completion as a producing well and we are making sufficient progress assessing the reserves and the economic and operating viability of the project.

The costs of development wells are capitalized whether productive or nonproductive. The provision for depletion of oil and gas properties is calculated on a field–by–field basis using the unit–of–production method. Mineral interests and leasehold acquisition costs are depleted over total proved reserves while costs of completed wells and related facilities and equipment are depleted over proved developed producing reserves.

If the estimates of total proved or proved developed reserves decline, the rate at which we record depreciation, depletion and amortization expense increases, which in turn reduces net earnings. Such a decline in reserves may result from lower commodity prices, which may make it uneconomic to drill for and produce higher cost fields. We are unable to predict changes in reserve quantity estimates as such quantities are dependent on the success of our development program, as well as future economic conditions. Changes in reserves are applied on a prospective basis.

As wells are drilled in a field with proved undeveloped reserves or unproved reserves, a portion of the acquisition costs are either re–designated as proved developed or expensed, as appropriate. In fields with multiple potential drilling sites, we determine the amount of the acquisition cost to re–designate or expense through a systematic and rational basis that considers the total expected wells to be drilled in that field.

We review proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected future cash flows of our oil and gas properties and compare these undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk associated with realizing the projected cash flows. Unproved oil and gas properties are assessed periodically for impairment on a field by field (consistent with the fields used for the calculation of depletion, depreciation and amortization) basis based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks or future plans to develop acreage and allocate capital. When the Company has allocated fair values to significant unproved property (probable reserves) as the result of a business combination or other purchase of proved and unproved properties, it uses a future cash flow analysis to assess the property for impairment.

Gains on sales of proved and unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to any interest retained or where there is no substantial obligation for future performance by us. Impairment on properties sold are recognized when incurred or when the properties are held for sale and the fair value of the properties are less than the carrying value.

In determining whether an unproved property is impaired, we consider numerous factors including, but not limited to, current development and exploration drilling plans, favorable or unfavorable exploration activity on adjacent leaseholds, in-house geologists' evaluation of the lease, future reserve cash flows and the remaining lease term.

Exploration and evaluation costs including capitalized exploration written off and dry hole expenses. Exploration and evaluation assets are assessed for impairment when facts and circumstances indicate that the carrying amount of an exploration and evaluation asset may exceed its recoverable amount.  When assessing for impairment consideration is given to but not limited to the following:

•	the period for which Samson has the right to explore;
•	planned and budgeted future exploration expenditure;
•	activities incurred during the year; and
•	activities planned for future periods.

If, after having capitalized expenditure under our policy, we conclude that it is unlikely to recover the expenditure by future exploitation or sale, then the relevant capitalized amount will be written off to the income statement.

During the fiscal years ended June 30, 2019, and 2018, we expensed $0 and $0.2 million, respectively, in deferred exploration expense.

Asset Retirement Obligations. The accounting standards set forth by the FASB with respect to accounting for asset retirement obligations provide that, if the fair value for asset retirement obligations can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and natural gas producing companies incur this liability upon acquiring or drilling a well. Under this method, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with the offsetting increase to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our properties at the end of their productive lives, in accordance with applicable laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to each liability. The discount rates used to calculate the present value vary depending on the estimated timing of the relevant obligation, but typically ranged between 4% and 10%. We periodically review the estimate of costs to plug, abandon and remediate our properties at the end of their productive lives. This includes a review of both the estimated costs and the expected timing to incur such costs. We believe most of these costs can be estimated with reasonable certainty based upon existing laws and regulatory requirements and based upon wells and facilities currently in place. Any changes in regulatory requirements, which changes cannot be predicted with reasonable certainty, could result in material changes in such costs. Changes in reserve estimates and the economic life of oil and natural gas properties could affect the timing of such costs and accordingly the present value of such costs.

Share Based Payments. We measure the cost of equity settled transactions by reference to the fair value of the equity instruments at the date they are granted.  Where the fair value of the equity instrument cannot be readily determined in reference to the market price of our ordinary shares, the fair value is determined using the Black Scholes option pricing model.  The use of the Black Scholes option pricing model requires Samson to make estimates in regard to certain inputs required by the model, in particular in regard to the time to expiry of the option and the volatility of our share price.  We review inputs to this model each time a valuation is performed with reference to inputs used in the past and recent developments.

Income Taxes and Uncertain Tax Positions. Income taxes reflect the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when assets are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future income taxes. Deferred income taxes are measured by applying current tax rates to the differences between financial statement and income tax reporting. We have recognized a valuation allowance against our net deferred taxes because we cannot conclude that it is more likely than not that the net deferred tax assets will be realized as a result of estimates of our future operating income based on current oil and natural gas commodity pricing. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, projected future taxable income and tax planning strategies in making this assessment. We will continue to evaluate whether the valuation allowance is needed in future reporting periods. We are subject to taxation in many jurisdictions, and the calculation of our income tax liabilities involves dealing with uncertainties in the application of complex income tax laws and regulations in various taxing jurisdictions. We recognize certain income tax positions that meet a more-likely-than not recognition threshold. If we ultimately determine that the payment of these liabilities will be unnecessary, we will reverse the liability and recognize an income tax benefit during the period in which we determine the liability no longer applies.

Derivatives. We have elected not to apply hedge accounting to any of our derivative transactions and, consequently, we recognize mark-to-market gains and losses in earnings currently, rather than deferring such amounts in accumulated other comprehensive income for those commodity derivatives that would qualify as cash flow hedges. All derivative instruments are recorded on the balance sheet at fair value.

Recently Issued Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) In January 2016, ASC 842 was issued, which provides a comprehensive model for the identification of lease arrangements and their treatment in the financial statements for both lessees and lessors. ASC 842 changes the current accounting for leases to eliminate the operating/finance lease designation and require entities to recognize most leases on the statement of financial position, initially recorded at the fair value of unavoidable lease payments, as a right of use asset and respective liability. The entity will then recognize depreciation of the lease assets and interest on the statement of profit or loss.

We operate predominantly as a lessee. The standard will affect primarily the accounting for our operating leases, with no significant impact expected for our finance leases. The new lease standard is effective for us on July 1, 2019, and will be adopted effective on that date using the simplified cumulative catch-up method. This adoption method will allow the presentation of previous comparative periods to remain unchanged, and an adjustment to the opening balance of retained earnings at July 1, 2019, will be made for the difference between the right of use asset and liability recorded. In addition, lease incentives will be rolled into the respective right of use asset, rather than recorded as a deferral. Upon adoption of the new standard, we intend to elect to apply hindsight in assessing the lease term, and to grandfather previous conclusions reached as to whether existing contracts are or contain leases. We continue to evaluate other practical elections, which may apply to individual asset classes and to portfolios of leases that contain similar characteristics. As of June 30, 2019, we had approximately $220,000 of contractual obligations related to our non-cancelable leases. We are in the process of evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under ASC 842. We also are in the process of implementing changes to our accounting policies, internal controls, and financial statements as a result of adoption of this standard. We will continue to assess the additional disclosures that will be required upon implementation of the standard.

Item 8.	Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements” on page 53 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures.   We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2019. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, the end of our fiscal year. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment for the reasons noted above, management has concluded that, as of June 30, 2019, our internal control over financial reporting is not effective based upon these criteria.

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected on a timely basis. We consider the following deficiencies in Samson Oil and Gas Limited’s (“SSN”) internal control to be material weaknesses:

Management identified control deficiencies that, in the aggregate, represent a material weakness in our internal control over financial reporting as of June 30, 2019. We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that, in the aggregate, represent a material weakness, including: (i) deficiencies in control design and operating effectiveness relating to manual processes performed to adequately capture accounts payable invoices and estimate costs that were incurred during the reporting period for which the invoices had not been received; (ii) deficiencies in operating effectiveness of controls over reconciliations of balance sheet accounts and review of journal entries; and (iii) a lack of segregation of duties.

Since the Company took over operatorship of the Foreman Butte field in 2016 the design of our accounts payable cut-off process has not been sufficient enough to adequately capture all invoices in a timely fashion. The impact of this was originally stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. At June 30, 2019, we have concluded that this process is still not adequate to capture all invoices in a timely fashion. Additionally, we note that our process for recording accrued liabilities, which involves estimating those costs that have been incurred where the invoice had not been received, was not adequate at June 30, 2019. During audit fieldwork, it was noted that several non-operated joint interest billings and several invoices received after the financial close exceeded the original estimated accrual for unrecorded liabilities.

The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the fiscal year ended June 30, 2019, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. As we had only two full time employees, we do not have a sufficient compliment of personnel with appropriate training and experience in GAAP and SEC reporting to fully address complex financial reporting matters.

The material weakness we identified associated with accounts payable and accrued liabilities are due to the lack of analysis of capital expenditures, costs related to non-operated properties, operated properties and general and administrative expenses. The material weakness related to the Financial Close and Reporting process arises primarily from; (i) a lack of a sufficient complement of accounting and financial reporting personnel who were unable to implement formal accounting policies with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements; and (ii) inadequate reconciliations of balance sheet accounts directly related to financial statement processes.

Remedial Action

Hired a CFO on October 1, 2019, with the accounting knowledge and experience to help institute appropriate controls and procedures to remediate the above discussed material weaknesses.

Planned Actions

•	Continue working to document and remediate weaknesses, and to structure the Company’s accounting/finance department to meet financial and reporting requirements;

•	Create and implement a formal closing checklist;

•	Document internal control procedures for significant accounting areas with an emphasis on implementing additional documented review and approval procedures and automated controls within the Company’s accounting system;

•	Conduct formal training related to key accounting policies, internal controls, and SEC compliance for all key personnel which have a direct and indirect impact on the transactions underlying the financial statements;

•	Implement Information Technology systems and documentation and new controls that have an impact on financial reporting.

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-K for the period ended June 30, 2019, fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

The foregoing has been approved by our management, including our CEO and CFO, who have been involved with the reassessment and analysis of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting during the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to this item will be in the proxy statement for our 2019 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 11.	Executive Compensation

Information relating to this item will be in the proxy statement for our 2019 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be in the proxy statement for our 2019 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be in the proxy statement for our 2019 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

Item 14.	Principal Accounting Fees and Services

Information relating to this item will be in the proxy statement for our 2019 annual shareholders’ meeting and is incorporated by reference in this report or, if necessary, will be included in an amendment to this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page 51.

Exhibits

Number	Description

3.1	Constitution of Samson Oil & Gas Limited dated November 30, 2017 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018)

4.1	Form of Deposit Agreement between Samson Oil & Gas Limited and The Bank of New York (incorporated by reference to Exhibit 1 to the Registration Statement on Form F-6EF filed on April 29, 2010).

4.2	Terms and Conditions of Warrants, included in the Form of Subscription Agreement filed as Exhibit 10.1 hereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.4	Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.5	Amendment to Employment Agreement between Samson Oil and Gas USA, Inc. and Terence Barr, dated as of December 20, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 27, 2011).+

10.6	Employment Agreement between Samson Oil and Gas USA, Inc. and Robyn Lamont, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.7	Employment Agreement between Samson Oil and Gas USA, Inc. and David Ninke, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.8	Employment Agreement between Samson Oil and Gas USA, Inc. and Daniel Gralla, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed on September 13, 2012).+

10.9	Samson Oil & Gas Limited Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of Samson Oil & Gas Limited filed on April 21, 2011).+

10.10	Purchase and Sale Agreement with Slawson Exploration Company, Inc. dated August 15, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2013).

10.11	Form of Subscription Agreement dated March 20, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2013).

10.12	Form of Subscription Agreement dated August 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2013).

10.13	Term Loan Credit Agreement dated January 27, 2014 among Samson Oil and Gas USA, Inc. as borrower, Samson Oil & Gas Limited and Samson Oil and Gas Montana, Inc. as guarantors, and Mutual of Omaha Bank as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2014).

10.14	Farmout Agreement dated February 28, 2014, among Samson Oil and Gas USA Montana, Inc., Fort Peck Energy Company, LLC and Momentus Energy LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014).

10.15	Form of Subscription Agreement dated April 16, 2014, among Samson Oil & Gas Limited and each of the purchasers party thereto (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 17, 2014).

10.16	First Amendment to Mutual of Omaha Credit Agreement dated November 24, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 9, 2015).

10.17	Purchase and Sale Agreement dated December 31, 2015 between Samson Oil and Gas USA, Inc. and Oasis Petroleum North America LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2016).

10.18	First Amendment to Purchase and Sale Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2016).

10.19	Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 6, 2016).

10.20	Third Amendment to Credit Agreement dated March 31, 2016 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 6, 2016).

10.21	Form of Subscription Agreement (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 14, 2016).

10.22	Engagement Agreement dated February 22, 2016 between Samson and Euro-Pacific (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed on April 14, 2016).

10.23	Amendment to Employment Agreement dated May 6, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2016).+

10.24	Purchase and Sale Agreement dated June 30, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2016).

10.25	Fourth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2016).

10.26	Fifth Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2016).

10.27	Letter dated April 3, 2017 modifying payment terms of Secured Promissory Note dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2017).

10.28	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Terence Barr, dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.29	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and Robyn Lamont, dated January 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.30	Amended and Restated Employment Agreement, by and between Samson Oil and Gas USA and David Ninke, dated January 1, 2017 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.31	Employment Agreement, by and between Samson Oil and Gas USA and Mark Ulmer, dated April 1, 2016 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2017).+

10.32	Sixth Amendment to Credit Agreement dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.33	Term Note for the benefit of Mutual of Omaha Bank dated May 5, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2017)

10.44	Purchase and Sale Agreement dated May 1, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017)

10.45	Seventh Amendment to Credit Agreement dated July 14, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2017)

10.46	2016 Stock Option Plan (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2017)+

10.47	Amended & Restated Employment Agreement dated as of January 1, 2018 between Samson Oil and Gas USA, Inc. and Terence M. Barr (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2018) +

10.48	Agreement, dated as of February 9, 2018, between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018).

10.49	Subscription Agreement dated March 30, 2018 between the Company and DynEvolve Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.50	Stockholders Agreement dated March 30, 2018 between the Company, DynEvolve Capital Group and future stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2018).

10.51	Purchase and Sale Agreement dated June 12, 2018 between Samson Oil and Gas USA, Inc., and Eagle Energy Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2018).

10.52	Agreement dated June 14, 2018 between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2018).

10.53	Amendment to Purchase and Sale Agreement dated September 28, 2018 between Samson Oil and Gas USA, Inc., and Eagle Energy Partners I, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2018).

10.54	Amendment to Agreement dated September 28, 2018 between Samson Oil and Gas, USA, Inc., Samson Oil & Gas Limited, Samson Oil and Gas USA Montana, Inc., and Mutual of Omaha Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2018).

10.55	Employment Agreement dated March 1, 2019 by and between Samson Oil and Gas USA, Inc. and Janna Blanter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2019).+

10.56	Credit Agreement dated April 9, 2019 by and among Samson Oil and Gas USA, Inc., the lenders party thereto, and AEP I Finco LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019).

10.57	Guaranty dated April 9, 2019 by and between Samson Oil & Gas Limited and AEP I Finco LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019).

10.58	Security Agreement dated April 9, 2019 by and among Samson Oil & Gas Limited, Samson Oil and Gas USA, Inc., Samson Oil and Gas USA Montana, Inc., certain subsidiary parties, and AEP I Finco LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2019).

10.59	Engagement Letter dated April 30, 2019 by and among Nicholas Ong, Minerva Corporate Pty Limited and Samson Oil & Gas Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2019).+

10.60	Employment Agreement dated October 1, 2019 among Tristan Farel, LTN Ergy, LLC, and Samson Oil & Gas Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2019).+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K filed on September 13, 2011).

23.1	Consent of Moss Adams LLP. *

23.2	Consent of Netherland, Sewell & Associates, Inc.*

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a–14(a) and Rule 15d–14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 USC 1350, as adopted, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. **

101.INS	XBRL Instance Document

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

Samson Oil and Gas Limited

By:	/s/ Terence Barr
Name:	Terence Barr
Title:	Managing Director, President and Chief Executive Officer
Date:	October 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence Barr	Managing Director, President and Chief Executive Officer (Principal Executive Officer)	October 15, 2019
Terence Barr

/s/ Tristan Farel	Chief Financial Officer (Principal Financial Officer)	October 15, 2019
Tristan Farel

/s/ Peter Hill	Director	October 15, 2019
Peter Hill

/s/ Greg Channon	Director	October 15, 2019
Greg Channon

/s/ Nicholas Ong	Director	October 15, 2019
Nicholas Ong

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Samson Oil & Gas Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Samson Oil & Gas Limited (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in violation of its debt covenants, incurred a net loss from operations, has cash outflows from operations, and its current liabilities exceed its current assets as of and for the year ended June 30, 2019. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Denver, CO

October 15, 2019

We have served as the Company’s auditor since 2017.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$685,737	$1,376,676
Restricted cash - required reserve amounts related to Credit Agreement	2,088,750	-
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $75,000, respectively	1,982,123	1,908,879
Oil Inventory	-	219,288
Prepayments	-	137,342
Total current assets	4,756,610	3,642,185
PROPERTY, PLANT AND EQUIPMENT
Oil and gas properties, net, successful efforts method of accounting, less accumulated depreciation, depletion and amortization of $9,491,784 and $6,105,315 at June 30, 2019, and 2018, respectively	30,214,829	30,420,841
Other property and equipment, net of accumulated depreciation and amortization of $755,241 and $775,057 at June 30, 2019 and June 30, 2018, respectively	174,931	242,822
Net property, plant and equipment	30,389,760	30,663,663
OTHER ASSETS
Fair value of derivative instruments	365,542	-
Deposits	559,722	584,644
Deferred tax asset	780,000	732,056
TOTAL ASSETS	$36,851,634	$35,622,548
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,121,217	$8,532,987
Accrued liabilities	1,300,185	1,339,164
Fair value of derivative instruments	150,703	1,210,795
Current portion of asset retirement obligation	274,404	-
Current portion of credit facility	33,500,000	23,867,558
Total current liabilities	43,346,509	34,950,504

Asset retirement obligations	3,336,376	3,344,112
Total liabilities	46,682,885	38,294,616

Commitments and contingencies (Note 11 & 12)

STOCKHOLDERS’ DEFICIT
Common stock, 328,300,044 shares issued and outstanding at June 30, 2019 and 2018	106,743,167	106,743,167
Accumulated other comprehensive income	835,404	846,556
Accumulated deficit	(117,409,822)	(110,261,791)
Total stockholders’ deficit	(9,831,251)	(2,672,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,851,634	$35,622,548

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal year ended June 30,
	2019	2018
OPERATING REVENUES:
Oil sales	$12,391,536	$9,931,065
Gas sales	257,895	118,783
Other liquids	13,434	8,871
Total oil and gas income	12,662,865	10,058,719
OPERATING EXPENSES:
Lease operating expense	12,341,869	6,866,922
Depletion, depreciation, amortization and accretion of asset retirement obligation	2,385,964	1,488,772
Exploration and evaluation expenditure	73,016	325,304
Abandonment Expense	156,809	189,259
General and administrative	2,785,687	3,706,182
Provision for doubtful accounts	175,000	75,000
Total operating expenses	17,918,345	12,651,439
LOSS FROM OPERATIONS	(5,255,480)	(2,592,720)
Interest expense, net	(3,765,652)	(1,715,342)
Realized loss on derivative instruments	(968,418)	(1,775,728)
Unrealized gain (loss) on derivative instruments	1,425,634	(946,438)
Gain on sale of assets	120,000	178,407
Income from forfeiture of non-refundable deposit	1,000,000	-
Other	247,941	80,899
LOSS BEFORE INCOME TAXES	(7,195,975)	(6,770,922)
Income tax benefit	47,944	732,056
NET LOSS	$(7,148,031)	$(6,038,866)

OTHER COMPREHENSIVE LOSS:
Foreign Currency Translation loss	(11,152)	(45,461)
Total comprehensive loss for the period	$(7,159,183)	$(6,084,327)

NET LOSS PER COMMON SHARE:
Basic and diluted – per share	(0.02)	(0.02)

Weighted average common shares outstanding:
Basic and diluted shares	328,300,044	328,300,044

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Accumulated Other
	Issued	Accumulated	Comprehensive	Total Equity
	Capital	Deficit	Income	(Deficit)
Balance at July 1, 2018	$106,390,864	$(104,222,925)	$892,017	$3,059,956
Net loss	-	(6,038,866)	-	(6,038,866)
Foreign currency translation loss	-	-	(45,461)	(45,461)
Total comprehensive loss for the period	-	(6,038,866)	(45,461)	(6,084,327)
Stock based compensation	352,303	-	-	352,303
Balance at June 30, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net loss	-	(7,148,031)	-	(7,148,031)
Foreign currency translation loss	-	-	(11,152)	(11,152)
Total comprehensive loss for the period	-	(7,148,031)	(11,152)	(7,159,183)
Balance at June 30, 2019	$106,743,167	$(117,409,822)	$835,404	$(9,831,251)

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	(7,148,031)	(6,038,866)
Adjustments to reconcile net loss to net cash provided by (used) for operating activities:		-
Depreciation, depletion and amortization	1,824,014	1,237,989
Accretion of discount on asset retirement obligations	561,950	250,783
Exploration and evaluation assets written off	-	325,290
Unrealized (gain) loss on derivative instruments	(1,425,634)	946,438
Share based compensation	-	352,303
Amortization of debt discount	1,390,564	32,808
Settlement of asset retirement obligations	(295,282)	(289,896)
Provision for bad debt expense	175,000	75,000
Direct write-off of uncollectible accounts receivable's	22,346	-
Oil inventory	219,288	-
Gain on sale of properties	(120,000)	(178,407)
Deferred tax asset	(47,944)	(732,056)
Changes in operating assets and liabilities:
Accounts receivables	(270,590)	(284,023)
Prepayments	137,342	(82,823)
Accounts payable	(376,509)	4,702,429
Accrued liabilities	(38,979)	268,785
Deposits	24,999	156,535
Net cash (used in) provided from operating activities	(5,367,466)	742,289
Cash Flows from Investing Activities:
Proceeds from sale of oil and gas properties	120,000	105,396
Payments for oil and gas properties	(1,588,102)	(414,480)
Payments for exploration and evaluation, net	-	(54,212)
Payments for furniture and fittings	-	(31,379)
Net cash flows used in investing activities	(1,468,102)	(394,675)
Cash Flows from Financing Activities:
Proceeds from borrowings	33,561,707	450,000
Repayments of borrowings	(23,929,264)	(35,000)
Payments for costs associated with borrowings	(1,390,565)	-
Net cash provided by financing activities	8,241,878	415,000

Net increase in cash and equivalents and restricted cash	1,406,310	762,614
Cash and equivalents, beginning of period and restricted cash	1,376,676	628,778
Effect of exchange rate changes on cash and equivalents	(8,499)	(14,716)
Cash, restricted cash and equivalents, end of period	$2,774,487	$1,376,676

Cash paid for interest	(2,458,205)	$(1,715,342)
Cash paid for taxes	$-	$-

See accompanying Notes to Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations.   Samson Oil & Gas Limited along with its consolidated subsidiaries (“Samson” or the “Company”), is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties in North Dakota and Montana.

Going concern. These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. The Company incurred a net loss of $7.2 million and had net cash outflows from operating activities of $5.4 million for the year ended June 30, 2019. At June 30, 2019, the Company’s total current liabilities of $43.3 million exceed its total current assets of $4.8 million. Its ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over the Company’s ability to continue as a going concern and therefore whether it will realize its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial report.

At June 30, 2019, the Company was in breach of several of its covenants related to the Credit Agreement (defined in Note 8 – Credit Facility), resulting in borrowings payable of $33.5 million being classified as current liabilities. It is currently negotiating with the Lender in an effort to obtain a waiver for the breach. As of the date of this report, no waiver has been received.

The Company is currently negotiating with a prospective party to divest its oil and gas assets, as well as, continuing to execute on its drilling and development plan, which it believes will result in proceeds that will sufficiently cover the Company’s obligations to the Lender and its other creditors. Although the Company is confident it will be able to successfully recognize amounts in excess of the carrying value of its oil and gas assets as a result of its ultimate divestment or, alternatively, through the successful development of its Foreman Butte project, there can be no assurances made that the Company will be able to successfully execute these plans. Given the current financial situation it is possible that the Company may be forced to accept terms on these transactions that are less favorable than would be otherwise available.

Comparatives. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior year financial statements have been reclassified to current year presentation, and the reclassification had no impact on net loss.

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include (1) oil and gas reserves; (2) cash flow estimates used in impairment tests of long–lived assets; (3) depreciation, depletion and amortization (“DD&A”); (4) asset retirement obligations (“ARO”); (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of commodity and interest derivative instruments; (8) certain accrued liabilities; (9) valuation of share-based payments, (10) income taxes and (11) carrying value of exploration and evaluation expenditures. Although management believes these estimates are reasonable, actual results could differ from these estimates. The Company has evaluated subsequent events and transactions through the date of this report for matters that may require recognition or disclosure in these financial statements.

Business Segment Information.   The Company has evaluated how it is organized and managed and has identified only one operating segment, which is the exploration and production of crude oil, natural gas and natural gas liquids (“NGL”). All of the Company's operations and assets are located in the United States, and all of its revenues are attributable to United States customers.

Revenue Recognition and Gas Imbalances.   In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several additional ASUs related to ASU 2014-09 that provide clarified implementation guidance and deferred the effective date of ASU 2014-09. Effective July 1, 2018, the Company adopted ASU 2014-09 and all related ASUs using the modified retrospective transition method, which was applied to all active contracts as of the effective date. The adoption of ASU 2014-09 did not result in a change to current or prior period results nor did it result in a material change to the Company’s business processes, systems, or controls. However, upon adoption, the Company expanded its disclosures to comply with the disclosure requirements of ASU 2014-09. Please refer to Note 2 - Revenue from Contracts with Customers for additional discussion.

The Company uses the entitlement method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual production of natural gas. The Company incurs production gas volume imbalances in the ordinary course of business. Net deliveries in excess of entitled amounts are recorded as liabilities, while net under–deliveries are reflected as assets. Imbalances are reduced either by subsequent recoupment of over– and under– deliveries or by cash settlement, as required by applicable contracts. The Company's production imbalances were not material at June 30, 2019 or 2018.

Cash and Cash Equivalents.   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash management process provides for the daily funding of checks as they are presented to the bank.

Restricted cash. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash) This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company has adopted this standard.

In accordance with the terms of our Credit Agreement, the Company is required to have a Capital Reserve Amount (as defined in the Credit Agreement) equal to $1.0 million and a Debt Service Reserve Amount (as defined in the Credit Agreement) equal to approximately $1.1 million. These amounts are carried on the balance sheet as Restricted Cash - Required reserve amounts related to Credit Agreement.

Accounts Receivable.   The components of accounts receivable include the following:

	June 30
	2019	2018
Oil and natural gas sales	$1,538,451	$1,159,905
Cost recovery from partners	650,885	768,281
Less provision for doubtful debts	(250,000)	(75,000)
Other	42,787	55,693
Total accounts receivable, net of nil allowance for doubtful accounts for June 30, 2019 and 2018	$1,982,123	$1,908,879

The Company's accounts receivable’s result from; (i) oil and natural gas sales to oil and intrastate gas pipeline companies, (ii) billings to joint working interest partners in properties operated by the Company, and (iii) settlements for derivatives with our counter-party. The Company's trade and accrued production receivables are primarily from operated oil and gas properties. A portion of its oil and natural gas revenues are from non-operated oil and gas properties, whereby, the operators of the various projects negotiate the sale of oil and gas to third parties on the Company’s behalf. Collectability is dependent upon the financial wherewithal of each entity and is influenced by the general economic conditions of the oil and gas industry. The Company records an allowance for doubtful accounts on a case by case basis once there is evidence that collection is not probable.

At June 30, 2019 and 2018, the Company recorded an allowance for accounts receivable of $175,000 and $75,000, respectively.

Oil and Gas Properties.

Oil and gas properties and equipment consist of the following at June 30:

	2019	2018
Proved properties, net of impairment	$39,666,294	$38,110,237
Work in progress	40,319	8,271
Less accumulated depreciation, depletion and amortization	(9,491,784)	(7,697,667)
	$30,214,829	$30,420,841

Unproved acreage	$-	$-

The Company accounts for its oil and natural gas exploration and development costs using the successful efforts method. Geological and geophysical costs are expensed as incurred. Exploratory well costs are capitalized pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. All exploratory wells are evaluated for economic viability within one year of well completion, and the related capitalized costs are reviewed quarterly.

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

The costs of development wells are capitalized whether productive or nonproductive. The provision for depletion of oil and gas properties is calculated on a field–by–field basis using the unit–of–production method. Mineral interests and leasehold acquisition costs are depleted over total proved reserves while costs of completed wells and related facilities and equipment are depleted over proved developed producing reserves.

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

Exploration and evaluation costs including capitalized exploration written off and dry hole expenses

Exploration and evaluation assets are assessed for impairment when facts and circumstances indicate that the carrying amount of an exploration and evaluation asset may exceed its recoverable amount.  When assessing for impairment consideration is given to, but not limited to, the following:

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

During the fiscal years ended June 30, 2019, and 2018, we expensed $0 and $0.2 million, respectively, in deferred exploration expense.

Impairment

The Company had no impairment charges for the years ended June 30, 2019, and 2018.

Other Property and Equipment.

Other property and equipment, which includes leasehold improvements, office and other equipment, are stated at cost. Depreciation and amortization are calculated using the straight–line method over the estimated useful lives of the related assets, ranging from 3 to 25 years. Depreciation and amortization expense for the years ended June 30, 2019, and 2018, was approximately $30,000 and $85,000, respectively.

Other property and equipment consist of the following at June 30:

	2019	2018

Furniture, fittings and equipment	$930,173	$1,017,879
Less accumulated depreciation	(755,242)	(775,057)
	$174,931	$242,822

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

Loss per Share.   Basic loss per share are calculated by dividing net loss attributable to common stock by the weighted average number of shares outstanding for the period. Under the treasury stock method, diluted earnings per share is calculated by dividing net loss by the weighted average number of shares outstanding including all potentially dilutive common shares. In the event of a net loss, no potential common shares are included in the calculation of shares outstanding since the impact would be anti-dilutive.  When the Company records a net loss, none of the loss is allocated to the unexercised stock options since the securities are not obligated to share in Company losses. Consequently, in periods of net loss, outstanding options will have no dilutive impact to the Company’s basic earnings per share.

	Year ended June 30,
	2019	2018
Net loss:	$(7,148,031)	$(6,038,866)

Basic and diluted weighted average common shares outstanding	328,300,044	328,300,044

Basic and diluted loss per common share – cents per share	(0.02)	(0.02)

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

Foreign Currency Translation.   The functional currency of Samson Oil & Gas Limited (Parent Entity) is Australian dollars, the reason for this being the majority of cash flows of the Parent Entity are denominated in Australian dollars. The functional and presentation currency of Samson Oil & Gas USA, Inc. (subsidiary) is U.S. dollars. The presentation currency of the Company is U.S. dollars. Transactions in foreign currencies are initially recorded in the functional currency by applying the exchange rates ruling at the date of the transaction.  Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year ended exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in profit and loss. Translation differences on assets and liabilities carried at fair value are reported as part of the fair value gain or loss. Translation differences on non-monetary assets and liabilities are recognized in other comprehensive income.

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

If the fair values of identifiable net assets exceed the sum calculated has the fair value transferred, the excess amount, a gain on bargain purchase) is recognized in the statement of operations immediately.

Recently Issued Accounting Pronouncements

ASU 2016-02, Leases (Topic 842) In January 2016, ASC 842 was issued, which provides a comprehensive model for the identification of lease arrangements and their treatment in the financial statements for both lessees and lessors. ASC 842 changes the current accounting for leases to eliminate the operating/finance lease designation and require entities to recognize most leases on the statement of financial position, initially recorded at the fair value of unavoidable lease payments, as a right of use asset and respective liability. The entity will then recognize depreciation of the lease assets and interest on the statement of profit or loss.

The Company operates predominantly as a lessee. The standard will affect primarily the accounting for its operating leases, with no significant impact expected for its finance leases. The new lease standard is effective for the Company on July 1, 2019, and will be adopted effective on that date using the simplified cumulative catch-up method. This adoption method will allow the presentation of previous comparative periods to remain unchanged, and an adjustment to the opening balance of retained earnings at July 1, 2019, will be made for the difference between the right of use asset and liability recorded. In addition, lease incentives will be rolled into the respective right of use asset, rather than recorded as a deferral. Upon adoption of the new standard, the Company intends to elect to apply hindsight in assessing the lease term, and to grandfather previous conclusions reached as to whether existing contracts are or contain leases. It continues to evaluate other practical elections, which may apply to individual asset classes and to portfolios of leases that contain similar characteristics. As of June 30, 2019, the Company had approximately $220,000 of contractual obligations related to its non-cancelable leases. The Company is in the process of evaluating those contracts as well as other existing arrangements to determine if they qualify for lease accounting under ASC 842. It is also in the process of implementing changes to its accounting policies, internal controls, and financial statements as a result of adoption of this standard. The Company will continue to assess the additional disclosures that will be required upon implementation of the standard.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company recognizes its share of revenue from the sale of produced oil, gas, and NGLs in its Rocky Mountain regions. Oil, gas, and NGL production revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers.

The tables below present the disaggregation of oil, gas, and NGL production revenue by product type for fiscal years ended June 30:

	2019	2018
Oil sales	$12,391,536	$9,931,065
Gas sales	257,895	118,783
Other liquids	13,434	8,871
Total oil and gas income	$12,662,865	$10,058,719

The Company recognizes oil, gas, and NGL production revenue at the point in time when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of transportation, gathering, processing, and other post-production expenses (“fees and other deductions”) within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations, while fees and other deductions incurred subsequent to control transfer are recorded as a reduction of oil, gas, and NGL production revenue. The Company has two categories under which oil, gas, and NGL production revenue is generated, as summarized below:

1)	The Company sells oil production at or near the wellhead and receives an agreed-upon index price from the purchaser, net of basis, quality, and transportation differentials. Under this arrangement, control transfers at or near the wellhead.

2)	The Company sells unprocessed gas to a midstream processor at the wellhead or inlet of the midstream processing facility. The midstream processor gathers and processes the raw gas stream and remits proceeds to the Company from the ultimate sale of the processed NGLs and residue gas to third parties. In such arrangements, the midstream processor obtains control of the product at the wellhead or inlet of the facility and is considered the customer. Proceeds received for unprocessed gas under these arrangements are reflected as gas production revenue and are recorded net of transportation and processing fees incurred by the midstream processor after control has transferred.

Significant judgments made in applying the guidance in ASC Topic 606, Revenue from Contracts with Customers relate to the point in time when control transfers to customers in gas processing arrangements with midstream processors. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon control transferring to a customer at the wellhead or inlet of the midstream processor’s processing facility, or other contractually specified delivery point. The time period between production and satisfaction of performance obligations is generally less than one day; thus, there are no material unsatisfied or partially unsatisfied performance obligations at the end of the reporting period.

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within accounts receivable on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of June 30, 2019, and 2018, were $1.5 million and $1.0 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized for the fiscal year ended June 30, 2019, that related to performance obligations satisfied in prior reporting periods, was immaterial.

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

At June 30, 2019, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

All of the Company’s derivative contracts are with the same counterparty and are shown on a net basis on the Balance Sheet. The Company’s counterparty has entered into an inter-creditor agreement with AEP I FINCO LLC, the Company’s lender. As such no collateral is required by the counterparty.

During the third quarter of fiscal year ending June 30, 2019, the company entered into a series of swaps and costless collars for its oil and natural gas production. As of June 30, 2019, the Company had commodity derivative instruments outstanding through the first quarter of 2023, as summarized in the table below.

	Price per Bbl – WTI				Estimated
Asset (liability)	Floor	Ceiling	Swap		Fair Value
Year	$	$	$	Units (Bbl)	$
Crude Oil Derivatives
2019	N/A	N/A	55.75 – 58.10	109,000	(118,762)
2020	N/A	N/A	55.39 – 57.05	200,000	38,418
2021	N/A	N/A	54.03 – 55.70	182,000	118,142
2022	N/A	N/A	53.15 – 55.70	163,000	134,254
2023	N/A	N/A	53.46 – 55.70	39,000	20,802
	N/A	N/A		693,000	192,854

	Price per Mcf – Henry Hub				Estimated
	Floor	Ceiling	Swap		Fair Value
Year	$	$	$	Units (Mcf)	$
Natural Gas Derivatives
2019	$2.60	$2.80	$-	30,000	6,875
2020	$2.60	$2.80	$-	63,900	7,709
2021	$2.60	$2.80	$-	57,600	5,122
2022	$2.60	$2.80	$-	51,300	3,676
2023	$2.60	$2.80	$-	11,700	(1,397)
				214,500	21,985

Derivative Assets and Liabilities Fair Value. The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The Company does not designate its derivative commodity contracts as hedging instruments. The fair value of the derivative commodity contracts was a net asset of $0.2 million at June 30, 2019, and a net liability of $1.2 million at June 30, 2018.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of June 30, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Commodity contracts	Current assets	-	Current liabilities	150,703
Commodity contracts	Noncurrent assets	365,542	Noncurrent liabilities	-
Total commodity contracts		365,542		150,703

	As of June 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Commodity contracts	Current assets	-	Current liabilities	1,210,795
Commodity contracts	Noncurrent assets	-	Noncurrent liabilities	-
Total commodity contracts		-		1,210,795

Offsetting of Derivative Assets and Liabilities. As of June 30, 2019, and 2018, all derivative instruments held by the Company were subject to a master netting arrangement with one financial institution. In general, the terms of the Company’s agreement provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreement also provides that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its accompanying balance sheets.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss). The Company had no derivatives designated as hedging instruments for the fiscal years ended June 30, 2019, and 2018. The following table summarizes the components of the net derivative gain (loss) line item presented in the accompanying statements of operations:

	For the Years Ended June 30,
	2019	2018
Unrealized gain (loss) on derivatives	1,425,634	(946,438)
Realized gain (loss) on derivatives	(968,418)	(1,775,728)
Total gain (loss) on derivatives	457,216	(2,722,166)

See Note 4 for additional fair value disclosures about the Company’s oil and gas derivatives.

Credit Related Contingent Features. As of June 30, 2019, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2019 and 2018.

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash, restricted cash and cash equivalents	$2,774,487	$-	$-	$-	$2,774,487
Derivative Instruments	-	16,889	-	(16,889)	-

Non Current Assets:
Derivative Instruments	-	377,845	-	(12,303)	365,542

Current Liabilities
Derivative Instruments	-	(167,592)	-	16,889	(150,703)

Non Current Liabilities:
Derivative Instruments		(12,303)	-	12,303	-

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Netting (1)	Total
Current Assets:
Cash and cash equivalents	$1,376,676	$-	$-	$-	$1,376,676
Derivative Instruments	-	4,218	-	(4,218)	-

Non Current Assets:
Derivative Instruments	-	-	-	-	-

Current Liabilities
Derivative Instruments	-	1,215,013	-	(4,218)	1,210,795

Non Current Liabilities:
Derivative Instruments		-		-	-

(1)	Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Commodity Derivative Contracts.   The Company’s commodity derivative instruments consisted of collars and swap contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include consideration of non-performance risk. The Company accounts for its commodity derivatives at fair value (see Note 3) on a recurring basis.

Fair Value of Financial Instruments.   The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable and payable, investments and derivatives (discussed above). The carrying values of cash equivalents and accounts receivable and payable are representative of their fair values due to their short–term maturities.

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

The following table summarizes the activities for the Company’s asset retirement obligations for the years ended June 30:

	2019	2018
Asset retirement obligations at beginning of period	$3,344,112	$3,240,007
Liabilities incurred or acquired	-	-
Liabilities settled	(295,282)	(73,667)
Disposition of properties	-	(73,011)
Accretion expense	561,950	250,783
Asset retirement obligations at end of period	3,610,780	3,344,112

Long-term asset retirement obligations	$3,610,780	$3,344,112

Discount rates used to calculate the present value vary depending on the estimated timing of the obligation, but typically range between 4% and 13%.

6.	INCOME TAXES

The Company accounts for income taxes under the asset and liability approach prescribed by GAAP, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

The Company’s income tax provision (benefit) is composed of the following:

	June 30
	2019	2018
Current:
Federal	$-	$-
State	200	-
	200	-
Deferred:
Federal	(48,144)	(732,056)
State	-	-
Total income tax benefit	$(47,944)	$(732,056)

A reconciliation of the income tax provision (benefit) computed by applying the Australian federal statutory rate of 30% to the Company’s income tax provision (benefit) is as follows:

	June 30
	2019	2018
Income tax expense (benefit) at federal statutory rate	$(1,979,000)	$(1,956,277)
Effect of Permanent Differences and Other-US	121,000	115,616
State Taxes, Net of Federal Benefit	(600,000)	(123,694)
Change in Valuation Allowance	1,692,000	(10,104,596)
Change in Tax Rate	342,000	11,207,430
US income taxed at a different rate	432,000	116,777
Other	(55,944)	12,688
Total income tax benefit	$(47,944)	$(732,056)

The components of the deferred tax assets and (liabilities) are as follows:

	June 30
	2019	2018
Deferred income tax assets:
Net operating losses	$26,450,000	$23,674,591

Asset retirement obligation	807,000	737,876
Abandonment limitation	-	544,869
Debt issuance costs	312,000	-
AMT Credit	780,000	780,443
Provision for Annual Leave	50,000	51,837
Allowance For Doubtful Accounts	59,000	17,558
Share based comp	459,000	500,845
Hedge Liability	-	283,458
Gross deferred tax assets	$28,917,000	$26,591,477

Deferred income tax liabilities:
Oil and gas property	(2,085,000)	(1,908,395)
Hedge Liability	(51,000)	-
Gross deferred tax liabilities	$(2,136,000)	$(1,908,395)

Net deferred income tax assets (liabilities)	26,781,000	24,683,082

Valuation allowance	(26,001,000)	(23,951,026)

Noncurrent deferred tax asset	$780,000	$732,056

The Company has tax losses carried forward arising in Australia of $17.4 million.  The benefit of these losses of $4.8 million will only be obtained in future years if:

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

The Company has federal net operating tax losses in the United States of approximately $94.1 million.  The 2000-2005 years are limited to $403,194 per year as a result of a change in ownership of the one of the subsidiaries which occurred in January 2005. NOLs generated after this ownership change are not limited due to any known ownership changes.  If not utilized, the tax net operating losses will expire during the period from 2020 to 2038. NOL's generated in 2019 do not expire and can be carried forward indefinitely. Of the $9.2 million available as of July 1, 2011, $4.0 million will never be utilized and will expire by June 2025.

In addition to the above-mentioned Federal carried forward losses in the United States, the Company also has approximately $52.9 million of State carried forward tax losses, with expiry dates between 2020 and 2039.  A deferred income tax asset in relation to these losses has not been recognized as realization of the benefit is not regarded as probable.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the use of such net operating losses are allowed. Among other items, Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. As of the current year end, the company does not believe the realizability of the deferred tax assets to be more likely than not except for AMT credits. As such, the company has a full valuation allowance offsetting the deferred tax asset, with the exception of the valuation allowance related to the refundable AMT Credit which is now realizable due to the tax law changes in the Tax Cuts and Jobs Act passed during 2018.

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

7.	COMMON STOCK

	June 30,
	2019	2018
328,300,044 ordinary fully paid shares including shares to be issued	$106,743,167	$106,743,167

	2019		2018
Movements in contributed equity for the year	No. of shares	$	No. of shares	$
Opening balance	328,300,044	106,743,167	328,300,044	106,390,864
Capital raising (i)	-	-	-	-
Shares issued upon exercise of options (ii)	-	-	-	-
Share based compensation	-	-	-	352,303
Transaction costs incurred	-	-	-	-
Shares on issue at balance date	328,300,044	106,743,167	328,300,044	106,743,167

8.	CREDIT FACILITY

	June 30,
	2019	2018
Credit facility at beginning of period	$23,867,557	$23,419,749
Cash advanced under Credit Agreement	33,561,707	450,000
Repayments	(23,929,264)	(2,192)
Credit facility at end of period	$33,500,000	$23,867,557

Funds available for drawdown under the facility	-	-

On April 9, 2019, the Company closed a $33.5 million refinancing with AEP I FINCO LLC (“Lender”), as administrative agent, and certain other financial institutions (the “Credit Agreement”). The proceeds of the Credit Agreement were used to retire the Company’s previous credit facility of $23.9 million, repay outstanding creditors, royalty and working interest owners and provide working capital to pursue its infill development drilling program. In conjunction with the closing of the Credit Agreement, the Company paid $1.4 million in deferred borrowing costs.

The Credit Agreement is secured by certain of the Company’s oil and gas properties and has a 5-year term with a maturity date on 09 April 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. The effective interest rate at for fiscal year ended June 30, 2019, had a range between 5.0% and 13.0%.

Under the Credit Facility, the Company is required to maintain the following financial ratios:

•	a maximum Leverage Ratio, consisting of Consolidated Total Debt to Consolidated EBITDAX (as defined in the Credit Agreement) not to; (i) exceed 4.75 to 1.00 as of the last day of Fiscal Quarter (as defined in the Credit Facility) ending June 30, 2019, (ii) exceed 4.00 to 1.00 as of the last day of any Fiscal Quarter beginning after June 30, 2019, but ending on or before 31 March 2020; (iii) for Fiscal Quarters ending June 30, 2020, and September 30, 2020, to exceed 3.50 to 1.00, and (iv) for all Fiscal Quarters thereafter, exceed 3.00 to 1.00;

•	a minimum Current Ratio, consisting of consolidated current assets (as defined in the Credit Agreement) to consolidated current liabilities (as defined in the Credit Agreement), of not less than 1.0 to 1.0 as of the last day of any Fiscal Quarter;

•	an Asset Coverage Ratio, consisting of Modified Proved NPV (as defined in the Credit Agreement) to Consolidated Total Debt, beginning with Fiscal Quarter ending June 30, 2019, (i) to be less than 2.0 to 1.0 during any Fiscal Quarter ending before March 31, 2021, and (ii) for all Fiscal Quarters thereafter, to be less than 2.50 to 1.00;

•	an Asset Coverage Ratio (PDP), consisting of Modified Proved NPV for PDP to Consolidated Total Debt, to be (i) less than 1.10 to 1.00 for Fiscal Quarter ending June 30, 2019, (ii) for Fiscal Quarters ending on September 30, 2019 and December 31, 2019, to be less than 1.15 to 1.00, (iii) during the Fiscal Quarter ended March 31, 2020, to be less than 1.25 to 1.00, (iv) for Fiscal Quarters ending on June 30, 2020, September 30, 2020, December 31, 2020, and March 31, 2021 to be less than 1.50 to 1.00, and (v) for all Fiscal Quarters thereafter, to be less than 1.75 to 1.00;a Fixed Charge Coverage Ratio, consisting of Consolidated EBITDAX for the Fiscal Quarter just ended, plus unrestricted cash and cash equivalents on the last day of the preceding Fiscal Quarter to Consolidated Fixed Charges (as defined in the Credit Facility) for the just ended Fiscal Quarter; (i) for the fiscal quarter ended June 30, 2019, to be less than 1.35 to 1.00, and (ii) for all Fiscal Quarters thereafter, to be less than 1.40 to 1.00; and

•	the Company shall not make Capital Expenditures (as defined in the Credit Agreement) in any fiscal Quarter, beginning with the fiscal Quarter ended June 30, 2019, that would cause the aggregate amount of all Capital Expenditures in such Fiscal Quarter to exceed by more than (i) 10% the amount of Capital Expenditures for such Fiscal Quarter set forth on the then current and Approved Acquisition and Development Plan (defined in the Credit Agreement), or (ii) 10% the amount of the Capital Expenditures set forth in the then-current and Acquisition and Development Plan in the aggregate.

At June 30, 2019, the Company was not in compliance with certain financial covenants under the Credit Agreement, therefore, the total outstanding amount of the Credit Agreement has been categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as debt discount, have been expensed. Due to the Company’s recent breaches of the Credit Agreement, the Lender may declare an event of default and foreclose on some or all of the Company’s assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

9.	SHARE-BASED PAYMENTS (all figures are in Australian dollars in this note unless noted otherwise)

During the year ended June 30, 2011, the Company registered a Form S-8 with the Securities Exchange Commission.  The Form S-8 is a registration statement used by U.S. public companies to register securities to be offered pursuant to employee benefit plans, in this case the ordinary shares issuable and reserved for issuance underlying the options which may be issued pursuant to the Samson Oil & Gas Limited Stock Option Plan were registered.

All incentive options issued by the Company are valued using a Black-Scholes pricing model which requires inputs for the share price at grant date, exercise price, time to expiry, risk free interest rate, share price volatility and dividend yield. The risk-free interest rate is based on the interest rate applicable to Australian Government Bonds with a similar remaining life to the options on the day of grant.   The dividend yield is the expected annual dividend yield over the expected life of the option.  The volatility factors are based on historic volatility of the Company’s stock.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock options, and subsequent events are indicative of the reasonableness of the original fair value estimates.

No options were issued during the fiscal years ended June 30, 2019, and 2018, as share-based payments.

The following summarizes the Company’s stock option and warrant activity for the years ended June 30, 2019 and 2018 (all values in AUD unless otherwise noted):

	2019			2018
		Weighted	Aggregate		Weighted
		Average	Intrinsic		Average
		Exercise Price	Value of		Exercise Price
	Number	A$	A$	Number	A$
Outstanding, start of period	314,500,000	0.057	-	411,033,246	0.0118
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Cancelled/expired	-	-	-	(96,533,246)	0.0380
Outstanding, end of period	314,500,000	0.057	-	314,500,000	0.0570
Exercisable, end of period	314,500,000	0.057	-	314,500,000	0.0570

(1)	The intrinsic value of a stock option is the amount by which the market value exceeds the exercise price at the Balance Date. If the exercise price of the stock option is greater than the market price then the intrinsic value is zero, because the holder would not exercise the option.

No options were exercised during 2018.

Additional information related to options and warrants outstanding at June 30, 2019 are as follows:

	Options/Warrants Outstanding and Exercisable
		Weighted
		Average
Range of		Remaining
Exercise	Number	Contractual
Prices (A$)	Outstanding	Life - years
$0.070	48,000,000	7.42
$0.055	266,500,000	7.42
	314,500,000

10.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2019 and 2018.

11.	COMMITMENTS

Leases –The Company has entered into a lease agreement for office space in Denver, Colorado. As of June 30, 2019, future minimum lease payments under this operating lease with remaining non–cancelable terms in excess of one year are as follows:

	Total	2020	2021	2022	2023	Thereafter
Leases	219,643	103,616	107,080	8,947	-	-

12.	CONTINGENCIES

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

13. SUBSEQUENT EVENTS

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and the Company cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against the Company at June 30, 2019, therefore, no accrual for potential contingent liabilities have been included in the Company’s financial statements.

14.	SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES, INCLUSIVE OF DISCONTINUED OPERATIONS (UNAUDITED)

Information with respect to the Company’s oil and gas producing activities is presented in the following tables. Estimates of reserves quantities, as well as future production and discounted cash flows before income taxes, were determined by Netherland, Sewell & Associates, Inc. All of the Company’s reserves were located in the United States.

Capitalized Costs Incurred. Costs incurred for oil and natural gas exploration, development and acquisition are summarized below.

	Year ended June 30,
	2019	2018
Development	1,462,483	13,272
Undeveloped capitalized acreage	-	-
Total costs incurred	$1,462,483	$13,272

Oil and Gas Reserve Quantities. The reserve estimates presented below were made in accordance with GAAP requirements for disclosures about oil and gas producing activities and SEC rules for oil and gas reporting of reserve estimation and disclosure.

Proved reserves are the estimated quantities of oil, gas, and NGLs, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined, and the price to be used is the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

The table below presents a summary of changes in the Company’s estimated proved reserves for each of the years in the fiscal years ended June 30, 2019, and 2018. The Company engaged Netherland, Sewell & Associates, Inc. to audit internal engineering estimates for 100 percent of the Company’s total calculated proved reserves PV-10 for each year presented. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

	Year ended June 30, 2019			Year ended June 30, 2018
	Oil	Gas	Total	Oil	Gas	Total
	Mbbls	MMcf	MBOE	Mbbls	MMcf	MBOE
Beginning of year	3,515	1,292	3,732	5,359	3,565	5,954
Revisions of previous quantity estimates *	(361)	(342)	(419)	(1,657)	(2,258)	(2,033)
Extensions and discoveries	-	-	-	-	-	-
Sale of reserves in place	-	-	-	-	-	-
Acquisitions	-	-	-	-	-	-
Production	(224)	(35)	(230)	(187)	(15)	(189)
End of year	2,930	915	3,083	3,515	1,292	3,732

Proved developed producing reserves	2,930	915	3,083	2,663	623	2,768
Proved developed non producing *	-	-	-	544	418	614
Proved undeveloped reserves *	-	-	-	308	251	350
Total proved reserves	2,930	915	3,083	3,515	1,292	3,732

* Given the Company’s current financial condition there is no assurance that it will have the necessary financial resources available to meet the investment and operating criteria, as defined under SEC regulation, to execute the development plan necessary to include PDNP and PUD reserves in the Company’s reserve report.

Standardized Measure of Discounted Future Net Cash Flows. The Company computes a standardized measure of future net cash flows (“Standardized Measure”) and changes therein relating to estimated proved reserves in accordance with authoritative accounting guidance. Future cash inflows and production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated future reserve quantities. Estimated future income taxes are computed using the current statutory income tax rates, including consideration for estimated future statutory depletion. The resulting future net cash flows are reduced to present value amounts by applying a 10 percent annual discount factor. The impact of income taxes has not been included in the current or prior year, as the net operating losses and the tax basis of the assets exceed the future cash flows.

Future operating costs are determined based on estimates of expenditures to be incurred in developing and producing the estimated proved reserves in place at the end of the period using year end costs and assuming continuation of existing economic conditions, plus Company overhead incurred by the central administrative office attributable to operating activities.

The assumptions used to compute the Standardized Measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value amount. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the Standardized Measure computations since these reserve quantity estimates are the basis for the valuation process. The following prices as adjusted for transportation, quality, and basis differentials were used in the calculation of the Standardized Measure:

The following table shows the estimated standardized measure of discounted future net cash flows relating to proved reserves (in US$’000’s):

	As at June 30,
	2019	2018
Future cash inflows	$166,709	$187,249
Future production costs	(85,626)	(99,620)
Future development costs	-	(1,642)
Future income taxes	-	-
Future net cashflows	81,083	85,987
10 % discount	(33,513)	(38,325)
Standardized measure of discounted future net cash flows relating to proved reserves	$47,570	$47,662

	Standardized Measure	PV10
Future cash inflows	$166,709	$97,805
Future production costs	(85,626)	(50,235)
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	81,083	47,570
10% annual discount	(33,513)	-
Discounted future net cash flows	$47,570	$47,570

The principal sources of changes in the standardized measure of discounted future net cash flows during the periods ended June 30, 2019 and June 30, 2018 are as follows (in US$’000’s):

	Fiscal Year Ended June 30
	2019	2018
Beginning of year	$47,662	$65,262
Sales of oil and gas, net of production costs and taxes	(321)	(3,902)
Extensions and discoveries, net of costs	-396	-
Purchases of reserves in place	-	-
Sales of reserves in place	-	-
Changes in prices and production costs	3,476	2,822
Revisions of previous quantity estimates and other	(8,884)	(10,088)
Previously estimated development costs incurred	-	-
Changes in estimated future development costs	502	(11,625)
Accretion of discount	4,766	-
Net changes in income taxes	-	6,526
Changes in timing and other	(27)	(1,333)
Balance at end of year	$47,570	$47,662

The impact of income taxes has not been included in the current year as the Company’s net operating losses, the tax basis of oil and gas assets and future expected deductions, exceed the future cash flows.