Form 10-Q
period 2019-09-30
Samson Oil & Gas LTD
filed 2019-11-14
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

There were 328,300,044 ordinary shares outstanding as of November 14, 2019.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

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

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding the anticipated outcome and timing of our efforts to renegotiate the Credit Agreement (as defined in Item 1), obtain a waiver of our breaches of the Credit Agreement from the Lender (as defined in Item 1), and sell our assets; our financial and operational prospects (whether or not a sale is consummated or the Lender agrees to renegotiate the Credit Agreement and waive our breaches under the Credit Agreement); the potential remedies available to the Lender under our credit agreement and our options with respect to meeting our financial obligations; the anticipated outcome and timing of the administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32; business strategy, exploration and development; natural gas and oil reserves and production; our strategy to control general and administrative costs; our intentions with respect to meeting our capital raising targets and the use of proceeds; our plans, our ability to and the methods by which we may raise additional capital; the potential sale of our assets; our prospects for continuing as a going concern and regarding our production and future operating results; such as the following:

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$304,235	$685,737
Restricted cash - required reserve amounts related to Credit Agreement	2,088,750	2,088,750
Accounts receivable, net of allowance for doubtful accounts of $250,000	1,474,574	1,982,123
Current portion - Fair value of derivative instruments	788,615	—
Prepaid expenses	60,179	—
Total current assets	4,716,353	4,756,610
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, net, successful efforts method of accounting, less accumulated depreciation, depletion and amortization of $10,503,884 and $9,491,784 at September 30, 2019, and June 30, 2019, respectively	30,004,347	30,214,829
Other property and equipment, net of accumulated depreciation and amortization of $756,227 and $734,539 at September 30, 2019 and June 30, 2019, respectively	151,818	174,931
Net property, plant and equipment	30,156,165	30,389,760
OTHER NON CURRENT ASSETS
Fair value of derivative instruments	1,818,967	365,542
Deposits	558,207	559,722
Right-of-use asset	160,819	—
Deferred tax asset	780,000	780,000
Total other non current assets	3,317,993	1,705,264
TOTAL ASSETS	$38,190,511	$36,851,634
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,403,700	$8,121,217
Accrued liabilities	1,355,096	1,300,185
Fair value of derivative instruments	—	150,703
Current portion of asset retirement obligation	1,477,530	274,404
Current portion of lease liability	87,259	—
Current portion of credit facility	33,500,000	33,500,000
Total current liabilities	45,823,585	43,346,509
NON CURRENT LIABILITIES
Lease liability	96,914	—
Asset retirement obligations	2,592,610	3,336,376
TOTAL LIABILITIES	48,513,109	46,682,885
STOCKHOLDERS’ DEFICIT
Common stock 328,300,044 (equivalent to 16,415,002 ADR’s) ordinary shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	106,743,167	106,743,167
Accumulated other comprehensive income	822,447	835,404
Accumulated deficit	(117,888,212)	(117,409,822)
Total stockholders’ deficit	(10,322,598)	(9,831,251)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,190,511	$36,851,634

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
OPERATING REVENUES:
Oil sales	$3,816,903	$3,535,241
Gas sales	30,257	37,277
Other liquids	1,416	3,869
Total oil and gas income	3,848,576	3,576,387
OPERATING EXPENSES:
Lease operating expense	3,325,220	1,535,201
Exploration and evaluation expenditure	2,461	28,778
Depletion, depreciation, amortization and accretion of asset retirement obligations	1,151,432	674,073
General and administrative	1,012,762	836,304
Total operating expenses	5,491,875	3,074,356
(LOSS) INCOME FROM OPERATIONS	(1,643,299)	502,031
Interest expense, net	(1,242,233)	(274,398)
Realized gain (loss) on derivative instruments	33,390	(360,465)
Unrealized gain on derivative instruments	2,392,743	333,485
Income from forfeiture of non-refundable deposit	—	1,000,000
Other income	6,789	—
(LOSS) INCOME BEFORE INCOME TAXES	(452,610)	1,200,653
Income tax benefit	—	—
NET (LOSS) INCOME	$(452,610)	$1,200,653

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign Currency Translation loss	(12,957)	29,861
Total comprehensive (loss) income for the period	$(465,567)	$1,230,514

NET (LOSS) INCOME PER COMMON SHARE:
Basic – per share	$(0.01)	$0.01
Diluted – per share	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic shares outstanding	328,300,044	328,300,044
Diluted shares outstanding	328,300,044	359,750,044

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three months ended September 30, 2018:
			Accumulated
			Other
	Issued	Accumulated	Comprehensive	Total Equity
	Capital	Deficit	Income	(Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net loss	—	1,200,653	—	1,200,653
Foreign currency translation gain	—	—	29,861	29,861
Total comprehensive gain for the period	—	1,200,653	29,861	1,230,514
Stock based compensation	—	—	—	—
Balance at September 30, 2018	$106,743,167	$(109,061,138)	$876,417	$(1,441,554)

Three months ended September 30, 2019:
			Accumulated
			Other
	Issued	Accumulated	Comprehensive	Total Equity
	Capital	Deficit	Income	(Deficit)
Balance at July 1, 2019	$106,743,167	$(117,409,822)	$835,404	$(9,831,251)
Net loss	—	(452,610)	—	(452,610)
Adoption of ASC 842, lease accounting	—	(25,780)	—	(25,780)
Foreign currency translation loss	—	—	(12,957)	(12,957)
Total comprehensive loss for the period	—	(478,390)	(12,957)	(491,347)
Balance at September 30, 2019	$106,743,167	$(117,888,212)	$822,447	$(10,322,598)

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(452,610)	$1,200,653
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1,035,512	28,043
Accretion of discount on asset retirement obligations	115,920	—
Exploration and evaluation assets written off	—	28,778
Unrealized gain on derivative instruments	(2,392,743)	(333,485)
Impairment expense	—	8,521
Gain on sale of properties	—	(1,000,000)
Settlement of provisions for restoration	(354,617)	—
Changes in operating assets and liabilities:
Accounts receivables	507,549	(821,692)
Prepayments	(60,179)	—
Trade and other payables	1,235,733	1,380,780
Other	(2,426)	—
Net cash (used in) provided by operating activities	$(367,861)	$491,598
Cash Flows from Investing Activities:
Proceeds from sale of oil and gas properties	—	1,000,000
Payments for oil and gas properties	(1,900)	(371,373)
Net cash flows (used in) provided by investing activities	$(1,900)	$628,627
Cash Flows from Financing Activities:
Net cash (used in) provided by financing activities	$—	$—

Net (decrease) increase in cash and equivalents	$(369,761)	$1,120,225
Cash, restricted cash and equivalents, beginning of period	2,774,487	1,376,676
Effect of exchange rate changes on cash, restricted cash and equivalents	(11,741)	(4,152)
Cash, restricted cash and equivalents, end of period	$2,392,985	$2,492,749

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Increase in oil and gas properties from change in estimate of asset retirement obligations	$799,718	$—

See accompanying Notes to Consolidated Financial Statements

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Description of Operations

Samson Oil & Gas Limited along with its consolidated subsidiaries (“Samson” or the “Company”), is engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties with a focus on properties in North Dakota and Montana.

Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. The Company incurred net losses of $0.5 million and $7.2 million and had net cash outflows from operating activities of $0.4 million and $5.4 million for the three-month period ended September 30, 2019, and fiscal year ended June 30, 2019, respectively. At September 30, 2019, the Company’s total current liabilities of $45.8 million exceed its total current assets of $4.7 million. Its ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over the Company’s ability to continue as a going concern and therefore whether it will realize its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial report.

At September 30, 2019, the Company was in breach of several of its covenants related to the Credit Agreement (defined in Note 9 – Credit Facility), resulting in borrowings payable of $33.5 million being classified as current liabilities. The Company is currently negotiating with the Lender in an effort to obtain a waiver for the breach. As of the date of this report, no waiver has been received.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and June 30, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2019 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the three months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2019. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in prior year financial statements have been reclassified to current year presentation, and the reclassification had no impact on net loss.

Use of Estimates

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

Revenue from Contract with Customers

The Company recognizes its share of revenue from the sale of produced oil, gas, and NGLs in its Rocky Mountain regions. Oil, gas, and NGL production revenue presented within the accompanying statements of operations is reflective of the revenue generated from contracts with customers.

The tables below present the disaggregation of oil, gas, and NGL production revenue by product type for the three month periods ended September 30:

r

	2019	2018
OPERATING REVENUES:
Oil sales	$3,816,903	$3,535,241
Gas sales	30,257	37,277
Other liquids	1,416	3,869
Total oil and gas income	3,848,576	3,576,387

The Company recognizes oil, gas, and NGL production revenues at the point in time when control of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of transportation, gathering, processing, and other post-production expenses (“fees and other deductions”) within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the oil, gas, and NGL production expense line item on the accompanying statements of operations, while fees and other deductions incurred subsequent to control transfer are recorded as a reduction of oil, gas, and NGL production revenue. The Company has two categories under which oil, gas, and NGL production revenue is generated, as summarized below:

1.

The Company sells oil production at or near the wellhead and receives an agreed-upon index price from the purchaser, net of basis, quality, and transportation differentials. Under this arrangement, control transfers at or near the wellhead, and

2.

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

Significant judgments made in applying the guidance in Accounting Standard Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC 606”) relate to the point in time when control transfers to customers in gas processing arrangements with midstream processors. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within accounts receivable on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2019, and June 30, 2019, were $1.0 million and $1.5 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.

Leases

In January 2016, Accounting Standard Codification 842 - Leases was issued, which provides a comprehensive model for the identification of lease arrangements and their treatment in the financial statements for both lessees and lessors. ASC 842 changes the current accounting for leases to eliminate the operating/finance lease designation and require entities to recognize most leases on the statement of financial position, initially recorded at the fair value of unavoidable lease payments, as a right of use asset and respective liability. The entity will then recognize lease expense on a straight-line basis for operating leases and interest and depreciation on lease assets for finance leases on the statement of profit or loss.

The Company implemented ASU 2016-02 Leases (Topic 842) (“ASC 842”) as of July 1, 2019, using the “Modified Retrospective Approach” and elected the package of practical expedients within ASU 2016-02 Leases (Topic 842) that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, the Company elected the practical expedient to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.

The Company has identified each of its leases and determined the impact of this new guidance on each of the identified lease. As a result, the Company recorded a right-of-use asset and liability associated with operating leases of $160,819 and $184,173, respectively. The difference between the right-of-use-asset and lease liability of $23,354, was recorded to accumulated losses at July 1, 2019.

Recent Accounting Standards

There were no recent accounting pronouncements that impact the Company at September 30, 2019.

2. Income Taxes

The Company has cumulative net operating losses (“NOLs”) that may be carried forward to reduce taxable income in future years.  The Tax Reform Act of 1986 contains provisions that limit the utilization of NOLs if there has been a change in ownership as described in Internal Revenue Code Section 382. The Company’s prior year NOLs are limited by IRC Section 382, however, current year losses are not subject to these limitations.

ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefits of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company’s history of losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets, except for a tax asset for certain refundable alternative minimum tax (“AMT”) credit carryforwards.

3. (Loss) Earnings Per Share

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

	Three Months Ended
	September 30,
	2019	2018
Dilutive	—	31,450,000
Anti–dilutive	31,450,000	—

The following tables set forth the calculation of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2019	2018
Net (loss) income	$(452,610)	$1,200,653
Basic weighted average ordinary shares outstanding	328,300,044	328,300,044
Add: dilutive effect of stock options	—	31,450,000
Diluted weighted average ordinary shares outstanding	$328,300,044	$359,750,044
Basic (loss) earnings from operations per ordinary share	$(0.01)	$0.01
Diluted (loss) earnings from operations per ordinary share	$(0.01)	$0.01

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

The following table summarizes the activities for the Company’s asset retirement obligations:

	September 30,	June 30,
	2019	2019
Asset retirement obligations at beginning of period	$3,610,780	$3,344,112
Liabilities incurred or acquired	—	—
Liabilities settled	(456,278)	(295,282)
Change in estimate (1)	799,718	—
Disposition of properties	—	—
Accretion expense	115,920	561,950
Asset retirement obligations at end of period	$4,070,140	$3,610,780
Less: Current portion of asset retirement obligation	$1,477,530	$274,404
Non-current portion of asset retirement obligation	$2,592,610	$3,336,376

(1)	The Company changed the estimated date of abandonment and the estimated costs for certain wells based on the anticipated activity for fiscal year 2020.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value.

Fair Value at September 30, 2019	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash, restricted cash and cash equivalents	$2,392,985	$—	$—	$—	$2,392,985
Derivative Instruments	—	788,615	—	—	788,615

Non-current assets:
Derivative Instruments	—	1,818,967	—	—	1,818,967

Fair Value at June 30, 2019	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash and cash equivalents	$2,774,487	$—	$—	$—	$2,774,487
Derivative Instruments	—	16,889	—	(16,889)	—

Non Current Assets:
Derivative Instruments	—	377,845	—	(12,303)	365,542

Current Liabilities:
Derivative instruments	—	(167,592)	—	16,889	(150,703)

Non Current Liabilities:
Derivative Instruments	$—	$(12,303)	$—	$12,303	$—

(1)

Netting In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

The following methods and assumptions were used to estimate the fair value of the assets and liabilities in the table above:

Fair Value of Financial Instruments.   The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable and payable and derivatives. The carrying values of cash, restricted cash and equivalents and accounts receivables and payables are representative of their fair values due to their short–term maturities.

Commodity Derivative Contracts.   The Company’s commodity derivative instruments consisted of collars and swap contracts for oil and natural gas. The Company values the derivative contracts using industry standard models, based on an income approach, which considers various assumptions including quoted forward prices and contractual prices for the underlying commodities, time value and volatility factors, as well as other relevant economic measures. Substantially all of the assumptions can be observed throughout the full term of the contracts, can be derived from observable data or are supportable by observable levels at which transactions are executed in the marketplace and are therefore designated as level 2 within the fair value hierarchy. The discount rates used in the assumptions include consideration of non-performance risk. The Company accounts for its commodity derivatives at fair value on a recurring basis.

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

6. Commitments and Contingencies

Samson may be subject to various lawsuits and disputes incidental to its business operations, including commercial disputes, personal injury claims, and claims for underpayment of royalties, property damage claims and contract actions.

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

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and the Company cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against the Company at September 30, 2019, therefore, no accrual for potential contingent liabilities have been included in the Company’s financial statements.

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

As of September 30, 2019, we had no capitalized exploration expenditures.

8. Share Capital

Issue of Share Capital

No shares were issued during the three months period ended September 30, 2019. During the quarter ended December 31, 2018, following receipt of shareholder approval, we consolidated our outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding. Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

9. Credit Facility

	September 30,	June 30,
	2019	2019
Credit facility at beginning of period	$33,500,000	$23,867,557
Cash advanced under facility	—	33,561,707
Repayments	—	(23,929,264)
Credit facility at end of period	$33,500,000	$33,500,000

Funds available for drawdown under the facility	$—	$—

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

The Credit Agreement is secured by certain of the Company’s oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. The effective interest rate at for the three month period ended September 30, 2019, was approximately 13.3%.

At September 30, 2019, the Company was not in compliance with certain financial covenants under the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability. At June 30, 2019, the Company was not in compliance with certain financial covenants of the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as a debt discount, were written-off to interest expense. Due to the Company’s recent breaches of the Credit Agreement, the Lender may declare an event of default and foreclose on some or all of the Company’s assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

10. Derivatives

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

At September 30, 2019, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

As of September 30, 2019, the Company had commodity derivative instruments outstanding through the first quarter of 2023, as summarized in the tables below.

T

Asset (liability)	Price per Bbl – WTI				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Bbl)	$
Crude Oil Derivatives
2019	N/A	N/A	55.75 – 58.10	54,000	165,438
2020	N/A	N/A	55.39 – 57.05	200,000	866,021
2021	N/A	N/A	54.03 – 55.70	182,000	798,118
2022	N/A	N/A	53.15 – 55.70	163,000	620,597
2023	N/A	N/A	53.46 – 55.70	39,000	123,560
	N/A	N/A		638,000	2,573,734

	Price per Mcf – Henry Hub				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Mcf)	$
Natural Gas Derivatives
2019	2.60	2.80	–	18,000	2,628
2020	2.60	2.80	–	63,900	13,890
2021	2.60	2.80	–	57,600	11,067
2022	2.60	2.80	–	51,300	6,920
2023	2.60	2.80	–	11,700	(657)
				202,500	33,848

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The Company does not designate its derivative commodity contracts as hedging instruments. The fair value of the derivative commodity contracts was a net asset of $2.6 million at September 30, 2019, and a net liability of $0.2 million at June 30, 2019.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of September 30, 2019,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	788,615	Current liabilities	—
Commodity contracts	Noncurrent assets	1,818,967	Noncurrent liabilities	—
Total commodity contracts		2,607,582		—

	As of June 30, 2019,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	—	Current liabilities	150,703
Commodity contracts	Noncurrent assets	365,542	Noncurrent liabilities	—
Total commodity contracts		365,542		150,703

As of September 30, 2019, and June 30, 2019, all derivative instruments held by the Company were subject to a master netting arrangement with one financial institution. In general, the terms of the Company’s agreement provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreement also provides that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its accompanying balance sheets.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss). The Company had no derivatives designated as hedging instruments for the three-month periods ended September 30, 2019, and 2018. The following table summarizes the components of the net derivative gain (loss) line item presented in the accompanying statements of operations:

T

	Three Months Ended
	September 30,
	2019	2018
Unrealized gain on derivatives	$2,392,743	$333,485
Realized gain (loss) on derivatives	33,390	(360,465)
Total gain (loss) on derivatives	$2,426,133	$(26,980)

As of September 30, 2019, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group.

11. Leases

Effective July 1, 2019, the Company adopted ASC 842, which requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. The Company adopted this standard using the modified retrospective method and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance. As of September 30, 2019, the Company did not have any agreements in place that were classified as finance leases under ASC 842. Arrangements classified as operating leases are included on the accompanying balance sheets as right-of-use-assets (“ROU”) and lease liabilities.

As outlined in ASC 842, a ROU asset represents a lessee’s right to use an underlying asset for the lease term, while the associated lease liability represents the lessee’s obligations to make lease payments. At the commencement date, which is the date on which a lessor makes an underlying asset available for use by a lessee, a lease ROU asset and corresponding lease liability is recognized based on the present value of the future lease payments. The initial measurement of lease payments may also be adjusted for certain items, including options that are reasonably certain to be exercised, such as options to purchase the asset at the end of the lease term, or options to extend or early terminate the lease. Excluded from the initial measurement of a ROU asset and corresponding lease liability are certain variable lease payments, such as payments made that vary depending on actual usage or performance.

The Company evaluates a contractual arrangement at its inception to determine if it is a lease or contains an identifiable lease component as defined by ASC 842. When evaluating a contract to determine appropriate classification and recognition under ASC 842, significant judgment may be necessary to determine, among other criteria, if an embedded leasing arrangement exists, the length of the term, classification as either an operating or financing lease, which options are reasonably likely to be exercised, fair value of the underlying ROU asset or assets, upfront costs, and future lease payments that are included or excluded in the initial measurement of the ROU asset. Certain assumptions and judgments made by the Company when evaluating a contract that meets the definition of a lease under ASC 842 include:

•

Discount Rate - Unless implicitly defined, the Company will determine the present value of future lease payments using an estimated incremental borrowing rate based on an analysis that factors in certain assumptions, including the term of the lease and credit rating of the Company at lease inception.

•

Lease Term - The Company evaluates each contract containing a lease arrangement at inception to determine the length of the lease term when recognizing a ROU asset and corresponding lease liability. When determining the lease term, options available to extend or early terminate the arrangement are evaluated and included when it is reasonably certain an option will be exercised. Because of the Company’s intent to maintain financial and operational flexibility, there are no available options to extend that the Company is reasonably certain it will exercise. Additionally, based on expectations for those agreements with early termination options, there are no leases in which early termination options are reasonably certain to be exercised.

Currently, the Company has one lease for asset classes that is for office space to support its corporate operations. The office agreement is with a third party and was structured with a sixty-month term.

Components of lease costs for the three-month periods ended September 30, 2019 are as follows:

T

T

Three Months
September 30,
2019
Operating lease cost:
General and administrative costs	$23,262

Supplemental lease related cash flow information for the three months ended September 30, 2019:

T

Three Months
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,688

Supplemental lease related balance sheet information as of September 30, 2019, and June 30, 2019:

T

	Balance Sheet as of
	September 30,	June 30,
	2019	2019
Operating leases:
Right-of-use-asset	$160,819	$—

Lease liability - current	$87,259	$—
Lease liability - Noncurrent	96,914	—
Total lease liabilities	$184,173	$—

Weighted average remaining lease term and discount rate as of September 30, 2019:

T

Operating
Leases
Weighted average remaining lease term	1.83 years
Weighted average discount rate	6.25%

Maturity of lease liabilities as of September 30, 2019:

T

Operating
Leases
2019 (October - December 2019)	$25,976
2020	105,348
2021 (January - July 2021)	62,632
Total lease payments	$193,956
Less: Imputed interest	(9,783)
Total lease liability	$184,173

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying Condensed Financial Statements. You should read this in conjunction with the discussion under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the audited Financial Statements for the year ended June 30, 2019, included in our Annual Report on Form 10-K and the Condensed Consolidated Financial Statements included elsewhere herein.

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

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred net losses of $0.5 million and $7.2 million and had net cash outflows from operating activities of $0.4 million and $5.4 million for the three-month period ended September 30, 2019, and fiscal year ended June 30, 2019, respectively.

On April 9, 2019, we closed a $33.5 million refinancing with AEP I FINCO LLC (“Lender”), as administrative agent, and certain other financial institutions (the “Credit Agreement”). The proceeds of the Credit Agreement were used to retire our previous credit facility of $23.9 million, repay outstanding creditors, royalty and working interest owners and provide working capital to pursue our infill development drilling program. In conjunction with the closing of the Credit Agreement, we paid $1.4 million in deferred borrowing costs.

The Credit Agreement is secured by certain of our oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. The effective interest rate at for the three month period ended September 30, 2019, was approximately 13.3%. At September 30, 2019, we were not in compliance with certain financial covenants under the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability. At June 30, 2019, we were not in compliance with certain financial covenants of the Credit Agreement, and the total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as a debt discount, were written-off to interest expense. Due to our recent breaches of the Credit Agreement, the Lender may declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

At September 30, 2019, our total current liabilities of $45.8 million exceed our total current assets of $4.7 million. Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

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

Fiscal quarter overview

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

Results of Operations

Presented below is a discussion of our results of operations for the three month periods ended September 30, 2019, and 2018.

Net Income (Loss) Applicable to Common Stockholders

Our net loss applicable to common stockholders for the three month period ended September 30, 2019, was $452,610, compared to net income of $1,200,653 for the three month period ended September 30, 2018. We have been undergoing a workover program in our fields to increase well bore efficiency and clean up and repair our various properties. These workover, repair and maintenance costs, included in lease operating expenses (“LOE”), are the primary reason for our net loss. Our oil and natural gas sales increased $0.3 million compared to the prior year. Our oil and gas producing costs increased $1.8 million, our general and administrative expenses (“G&A”) increased $0.2 million compared to the prior year and our interest expense increased $1.0 million due to a higher interest rate related to our Credit Agreement that we entered into in April 2019. During the three month period ended September 30, 2018, we recognized $1.0 million of other income because we were able to keep the non-refundable deposit made to us due to the failed purchase and sale agreement with Eagle Energy Partners I, LLC.

Oil and Gas Producing Activities

The results of our producing oil and gas properties are presented below for the three month period ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Production Volume
Oil (Bbls)	75,051	54,779
Natural gas (Mcf)	7,693	11,941
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	76,333	56,769

Sales Price
Realized Oil ($/Bbls)	$50.86	$64.54
Impact of settled derivative instruments	$0.44	$(6.58)
Derivative adjusted price	$51.30	$57.96

Expense per BOE:
Lease operating expenses	$33.11	$10.28
Workover expense	$6.07	$11.83
Depletion, depreciation and amortization	$15.08	$11.87
General and administrative expense	$13.27	$14.73

Production taxes, gathering and processing fees as a % of sales
Production taxes, gathering and processing fees	8.68%	7.83%

The following table sets forth results of operations for the following periods:

	Three Months Ended
	September 30,
	2019	2018	change
Oil sales	$3,816,903	$3,535,241	$281,662
Gas sales	30,257	37,277	(7,020)
Other liquids	1,416	3,869	(2,453)
Total oil and gas income	3,848,576	3,576,387	272,189

Lease operating expense	3,325,220	1,535,201	1,790,019
Exploration and evaluation expenditure	2,461	28,778	(26,317)
Depletion, depreciation and amortization	1,035,512	674,073	361,439
Accretion of asset retirement obligations	115,920	—	115,920
Total oil & gas operating expenses	4,479,113	2,238,052	2,241,061
			—
Gross (loss) profit from oil and gas operations	(630,537)	1,338,335	(1,968,872)

General and administrative	(1,012,762)	(836,304)	(176,458)
Interest expense, net	(1,242,233)	(274,398)	(967,835)
Realized gain (loss) on derivative instruments	33,390	(360,465)	393,855
Unrealized gain on derivative instruments	2,392,743	333,485	2,059,258
Income from forfeiture of non-refundable deposit	—	1,000,000	(1,000,000)
Other income	6,789	—	6,789
Total other income (expenses)	177,927	(137,682)	315,609
Net (loss) income before income taxes	(452,610)	1,200,653	(1,653,263)
Income tax benefit (loss)	—	—	—
Net (loss) income before income taxes	$(452,610)	$1,200,653	$(1,653,263)

Comparison of three months ended September 30, 2019, to three months ended September 30, 2018.

Our oil sales for the three month periods ended September 30, 2019, and 2018, were $3.8 million and $3.5 million, respectively, an increase of $0.3 million or 8.0%. This increase can be attributed to increased sales volumes, which were 75,051 barrels of oil compared to 54,779 barrels of oil, which represents an increase of 20,272 barrels or 37.0%. The increase in barrels is a direct result of our efforts to re-work several of our wells to increase well bore efficiency and increase production volumes. The effect on our oil sales due to the increased sales volumes was an increase of $1.3 million, but this was offset by lower average realized oil prices of $50.86 per barrel compared to the prior year average realized oil prices of $64.54. The effect on our oil sales due to decreased realized prices was $1.0 million.

Our natural gas sales and natural gas liquids (“NGL”) for the three month period ended September 30, 2019, and 2018, were $31,673 and $41,146, respectively, a decrease of $9,473 or 23.0%. The average realized natural gas prices, including proceeds from sales of natural gas liquids, in 2019 and 2018, were $4.12 and $3.45 per Mcf, respectively, an increase of $0.67 or 19.5%. The impact on natural gas sales in the current year due to the higher realized prices was an increase in natural gas sales of $5,165. These higher prices were offset by lower volumes, which were 7,693 Mcf compared to 11,941 Mcf in the comparable period in the prior year, which decreased our natural gas sales $14,638.

Lease operating expenses ("LOE") include workover expenses of $0.5 million and $0.7 million for the three month periods ended September 30, 2019, and 2018, respectively. LOE, excluding workover expenses, production taxes, gathering and transportation, were $2.5 million and $0.5 million for the three month periods ended September 30, 2019, and 2018, respectively.  This represents an increase of $1.9 million or 333.0%. In the prior year we were under a purchase and sale agreement (“PSA”) with Eagle Energy Partners I, LLC to acquire substantially all of our oil and gas assets. Because of this PSA we reduced our spending in the field while waiting for the closing date. This PSA failed to close but was being contemplated over several months. As a result of the reduced spending due to the failed close our oil and gas properties have required increased spending to bring wells back online, increase well bore efficiency and clean up various locations. Because we have seen some success and our production has increased, this has caused our salt water disposal costs, hot oil treatment and chemical costs to increase. In addition, we incurred significant environmental costs related to the clean up of a spill at one of our locations in the amount of approximately $260,000.

Production taxes were $334,236 and $279,986 for the three month periods ended September 30, 2019, and 2018, respectively. This represents an increase of $54,250 or 19.4%. We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue. Production taxes as a percentage of revenue for the three month periods ended September 30, 2019 and 2018, were 8.68% and 7.83%.

Our depletion, depreciation and amortization (“DD&A”) expenses were $1.2 million for the three month period ended September 30, 2019, compared to $0.7 million for the comparative period in the prior year. This represents an increase of $0.5 million or 70.8%. Due to our breach of covenants and the classification of our debt as current and are going concern, our units of production calculation only includes our proved developed producing reserves, whereas in the comparative period in the prior year it included our proved undeveloped reserves. In addition, we had greater sales volumes in the current period compared to the prior period, which also had an impact (increase) on our DD&A expense.

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

General and administrative expenses increased $176,458 or 21.1% for the three month period ended September 30, 2019, compared to the same period in 2018. This increase was primarily due to the costs of being a public company, which include audit, legal, printing and shareholder service costs. The increase in these costs was approximately $196,000. The remaining categories within general and administrative costs were relatively flat compared to the prior period.

Interest expense, net of interest income, for the three month periods ended September 30, 2019, and 2018, were $1.2 million and $0.3 million, respectively, an increase of $1.0 million or 352.7%. This increase is due to the interest rate under the Credit Agreement entered into in April 2019, which is LIBOR plus 10.5% (approximately 13.3% at September 30, 2019), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at September 30, 2018).

Cash Flows

The table below shows cash flows for the following periods:

	Three Months Ended
	September 30,
	2019	2018
Cash (used in) provided by operating activities	$(367,861)	$491,598
Cash (used in) provided by investing activities	(1,900)	628,627
Cash (used in) provided by financing activities	—	—

Liquidity, Capital Resources and Capital Expenditures

We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the three month period ended September 30, 2019, and for the fiscal year ended June 30, 2019, which raise substantial doubt about our ability to continue as a going concern. Because of this our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are in breach of several of our covenants related to the Credit Agreement resulting in our borrowings payable of $33.5 million being classified in current liabilities.

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

We used $0.4 million of cash flow from our operations during the three month period ended September 30, 2019, compared to $0.5 million of cash provided by operations during the comparative period in the prior year, a change of $0.9 million. Our loss can be primarily attributed to higher LOE costs and higher interest expenses related to our Credit Agreement, which, aggregated with LOE costs, equaled $4.6 million compared to $1.8 million for the same period in the prior year.

Cash flows used in investing activities during the three month period ended September 30, 2019, was $1,900 compared to cash flow provided by investing activities of $0.6 million in the prior year. During the quarter ended September 30, 2019, we focused on increasing production through workover expenses and general maintenance on our oil and gas properties. We were not engaged in any significant capital drilling projects during the three month period ended September 30, 2019. During the three month period ended September 30, 2018, we recorded $1.0 million of other income related to the failed sale with Eagle Energy Partners I, LLC, where they forfeited a nonrefundable deposit of the same amount.

There were no cash flows used in or provided by financing activities for the three month periods ended September 30, 2019, and 2018.

Off-Balance Sheet Arrangements

We had no existing off-balance sheet arrangements at September 30, 2019, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred net losses of $0.5 million and $7.2 million and had net cash outflows from operating activities of $0.4 million and $5.4 million for the three month period ended September 30, 2019, and fiscal year ended June 30, 2019, respectively. At September 30, 2019, our total current liabilities of $45.8 million exceed our total current assets of $4.7 million. Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

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

ASC 842, Leases. In January 2016, Accounting Standard Codification 842 - Leases was issued, which provides a comprehensive model for the identification of lease arrangements and their treatment in the financial statements for both lessees and lessors. ASC 842 changes the current accounting for leases to eliminate the operating/finance lease designation and require entities to recognize most leases on the statement of financial position, initially recorded at the fair value of unavoidable lease payments, as a right of use asset and respective liability. The entity will then recognize lease expense on a straight-line basis for operating leases and interest and depreciation on lease assets for finance leases on the statement of profit or loss.

We implemented ASU 2016-02 Leases (Topic 842) (“ASC 842”) as of July 1, 2019, using the “Modified Retrospective Approach” and elected the package of practical expedients within ASU 2016-02 Leases (Topic 842) that allows an entity to not reassess, prior to the effective date, (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of any expired or existing leases, or (iii) initial direct costs for any existing leases. Additionally, we elected the practical expedient to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date.

We identified each of our leases and determined the impact of this new guidance on each of the identified leases. As a result, we recorded a right-of-use asset and liability associated with operating leases of $160,819 and $184,173, respectively. The difference between the right-of-use-asset and lease liability of $23,354, was recorded to accumulated losses at July 1, 2019.

Commitments and Contingencies

We may be subject to various other lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, and claims for underpayment of royalties, property damage claims and contract actions.

We record an associated liability when a loss is probable and the amount is reasonably estimable. Although the outcome of litigation cannot be predicted with certainty, management is of the opinion that no pending or threatened lawsuit or dispute incidental to our business operations is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and we cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against us at September 30, 2019, therefore, no accrual for potential contingent liabilities have been included in our financial statements. Any amount assessed against us, however, is likely to be significant and, once assessed, could cause the Lender to declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2019. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, the end of our first fiscal quarter. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment for the reasons noted above, management has concluded that, as of September 30, 2019, our internal control over financial reporting is not effective based upon these criteria.

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.  We consider the following deficiencies in Samson Oil and Gas Limited’s (“SSN”) internal control to be material weaknesses:

Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of September 30, 2019. We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that in the aggregate represent a material weakness including: (i) deficiencies in control design and operating effectiveness relating to manual processes performed to adequately capture accounts payable invoices and estimate costs that were incurred during the reporting period for which the invoices had not been received; (ii) deficiencies in operating effectiveness of controls over reconciliations of balance sheet accounts and review of journal entries; and (iii) a lack of segregation of duties.

Since the Company took over operatorship of the Foreman Butte field in 2016 the design of our accounts payable cut-off process has not been sufficient enough to adequately capture all invoices in a timely fashion. The impact of this was originally stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. At September 30, 2019, we have concluded that this process is still not adequate to capture all invoices in a timely fashion. Additionally, we note that our process for recording accrued liabilities, which involves estimating those costs that have been incurred where the invoice had not been received, was not adequate at September 30, 2019. During audit fieldwork for fiscal year ended June 30, 2019, it was noted that several non-operated joint interest billings and several invoices received after the financial close exceeded the original estimated accrual for unrecorded liabilities.

The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ended September 30, 2019, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. As we had only two full time employees during the three month period ended September 30, 2019, we did not have a sufficient compliment of personnel with appropriate training and experience in GAAP and SEC reporting to fully address complex financial reporting matters.

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

Remedial Action

The Company hired a CFO on October 1, 2019, with the accounting knowledge and experience to help institute appropriate controls and procedures to remediate the above discussed material weaknesses.

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

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended September 30, 2019, fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

We have begun documenting our significant processes surrounding our financial close, our treasury policies and accounts payable and accrued liability procedures and have implemented some controls to help mitigate the lack of segregation of duties. In addition, we have begun to document a formal training policy, whereby our employees will be able to participate in continuing education and other types of training to enhance their abilities to perform their job functions.

Part II — Other Information

Item 1.  Legal Proceedings.

In the ordinary course of our business we are named from time to time as a defendant in various legal proceedings.  We maintain liability insurance and believe that our coverage is reasonable in view of the legal risks to which our business ordinarily is subject.

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report and we cannot reasonably estimate the amount of any potential penalties or fees that may be assessed against us at September 30, 2019, therefore, no accrual for potential contingent liabilities have been included in our financial statements. Any amount assessed against us, however, is likely to be significant and, once assessed, could cause the Lender to declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

Item 1A.  Risk Factors.

Refer to Item 1A Risk Factors in the Company’s Report on Form 10-K for the fiscal year ended June 30, 2019, filed on October 15, 2019 which is incorporated by this reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

The description of our non-compliance with the terms and covenants of our Credit Agreement included in “Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Capital Resources and Capital Expenditures” is incorporated herein by reference.

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

__________________________

*Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSON OIL & GAS LIMITED

Date: November 14, 2019	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Tristan R Farel
Tristan Farel
Chief Financial Officer (Principal Financial Officer)