Form 10-Q
period 2019-12-31
Samson Oil & Gas LTD
filed 2020-02-19
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

There were 328,300,044 ordinary shares outstanding as of February 19, 2020.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED DECEMBER 31, 2019

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$616,350	$685,737
Restricted cash - required reserve amounts related to Credit Agreement	2,088,750	2,088,750
Accounts receivable, net of allowance for doubtful accounts of $250,000	1,789,541	1,982,123
Prepaid expenses	60,719	—
Total current assets	4,555,360	4,756,610
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, net, successful efforts method of accounting, less accumulated depreciation, depletion and amortization of $11,468,184 and $9,491,784 at December 31, 2019, and June 30, 2019, respectively	29,058,418	30,214,829
Other property and equipment, net of accumulated depreciation and amortization of $777,915 and $734,539 at December 31, 2019 and June 30, 2019, respectively	130,131	174,931
Net property, plant and equipment	29,188,549	30,389,760
OTHER NON CURRENT ASSETS
Fair value of derivative instruments	455,639	365,542
Deposits	559,199	559,722
Right-of-use asset	138,961	—
Deferred tax asset	780,000	780,000
Total other non current assets	1,933,799	1,705,264
TOTAL ASSETS	$35,677,708	$36,851,634
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,675,164	$8,121,217
Accrued liabilities	3,661,003	1,300,185
Fair value of derivative instruments	507,969	150,703
Current portion of asset retirement obligation	1,477,530	274,404
Current portion of lease liability	62,686	—
Current portion of long-term debt	33,532,143	33,500,000
Total current liabilities	49,916,495	43,346,509
NON CURRENT LIABILITIES
Lease liability	96,914	—
Long-term debt	125,891	—
Asset retirement obligations	2,757,872	3,336,376
TOTAL LIABILITIES	52,897,172	46,682,885
STOCKHOLDERS’ DEFICIT
Common stock 328,300,044 (equivalent to 16,415,002 ADSs) ordinary shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	106,743,167	106,743,167
Accumulated other comprehensive income	823,687	835,404
Accumulated deficit	(124,786,318)	(117,409,822)
Total stockholders’ deficit	(17,219,464)	(9,831,251)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,677,708	$36,851,634

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
OPERATING REVENUES:
Oil sales	$3,266,152	$2,919,607	$7,083,055	$6,454,848
Gas sales	21,772	105,464	52,029	142,741
Other liquids	1,026	4,964	2,442	8,833
Total oil and gas income	3,288,950	3,030,035	7,137,526	6,606,422
OPERATING EXPENSES:
Lease operating expense	3,157,500	3,307,215	6,482,720	5,480,332
Exploration and evaluation expenditure	11,632	10,532	14,093	39,310
Abandonment expense	25,416	—	25,416	—
Depletion, depreciation, amortization and accretion of asset retirement obligations	1,110,793	1,302,763	2,262,225	1,339,327
General and administrative	2,563,207	941,567	3,575,969	1,777,870
Total operating expenses	6,868,548	5,562,077	12,360,423	8,636,839
LOSS FROM OPERATIONS	(3,579,598)	(2,532,042)	(5,222,897)	(2,030,417)
Interest expense, net	(1,147,717)	(481,697)	(2,389,950)	(755,688)
Realized gain (loss) on derivative instruments	101,118	(748,470)	134,508	(775,450)
Unrealized (loss) gain on derivative instruments	(2,659,912)	1,210,795	(267,169)	1,210,795
Income from forfeiture of non-refundable deposit	—	—	—	1,000,000
Gain from insurance proceeds	380,004	—	380,004	—
Other income	7,999	—	14,788	—
LOSS BEFORE INCOME TAXES	(6,898,106)	(2,551,414)	(7,350,716)	(1,350,760)
Income tax benefit	—	—	—	—
NET LOSS	$(6,898,106)	$(2,551,414)	$(7,350,716)	$(1,350,760)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation gain (loss)	1,240	(588)	(11,717)	29,273
Total comprehensive loss for the period	$(6,896,866)	$(2,552,002)	$(7,362,433)	$(1,321,487)

NET LOSS PER COMMON SHARE:
Basic and diluted– per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted shares outstanding	328,300,044	328,300,044	328,300,044	328,300,044

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Six months ended December 31, 2018:
			Accumulated
			Other
	Issued	Accumulated	Total Equity	Total Equity
	Capital	Deficit	(Deficit)	(Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net loss	—	1,200,654	—	1,200,654
Foreign currency translation gain	—	—	29,861	29,861
Total comprehensive loss for the period	—	1,200,654	29,861	1,230,515
Balance at September 30, 2018	$106,743,167	$(109,061,137)	$876,417	$(1,441,553)
Net loss	—	(2,551,414)	—	(2,551,414)
Foreign currency translation gain	—	—	(588)	(588)
Total comprehensive loss for the period	—	(2,551,414)	(588)	(2,552,002)
Balance at December 31, 2018	$106,743,167	$(111,612,551)	$875,829	$(3,993,555)

Six months ended December 31, 2019:
			Accumulated
			Other
	Issued	Accumulated	Total Equity	Total Equity
	Capital	Deficit	(Deficit)	(Deficit)
Balance at July 1, 2019	$106,743,167	$(117,409,822)	$835,404	$(9,831,251)
Net loss	—	(452,610)	—	(452,610)
Adoption of ASC 842, lease accounting	—	(25,780)	—	(25,780)
Foreign currency translation loss	—	—	(12,957)	(12,957)
Total comprehensive loss for the period	—	(478,390)	(12,957)	(491,347)
Balance at September 30, 2019	$106,743,167	$(117,888,212)	$822,447	$(10,322,598)
Net loss	—	(6,898,106)	—	(6,898,106)
Foreign currency translation loss	—	—	1,240	1,240
Total comprehensive loss for the period	—	(6,898,106)	1,240	(6,896,866)
Balance at December 31, 2019	$106,743,167	$(124,786,318)	$823,687	$(17,219,464)

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(7,350,716)	$(1,350,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,021,165	1,061,971
Accretion of discount on asset retirement obligations	241,060	277,356
Exploration and evaluation assets written off	—	39,310
Unrealized gain on derivative instruments	267,169	(1,210,795)
Income from forfeiture of non-refundable deposit	—	(1,000,000)
Settlement of provisions for restoration	(416,156)	—
Changes in operating assets and liabilities:
Accounts receivables	192,582	3,668
Prepayments	(60,719)	—
Trade and other payables	5,075,478	2,142,538
Other	(5,141)	—
Net cash used in operating activities	$(35,278)	$(36,712)
Cash Flows from Investing Activities:
Proceeds from sale of oil and gas properties	—	700,000
Payments for oil and gas properties	(20,271)	(296,235)
Net cash flows (used in) provided by investing activities	$(20,271)	$403,765
Cash Flows from Financing Activities:
Repayments of borrowings	(2,679)	—
Net cash used in financing activities	$(2,679)	$—

Net (decrease) increase in cash and equivalents	$(58,228)	$367,053
Cash, restricted cash and equivalents, beginning of period	2,774,487	1,376,676
Effect of exchange rate changes on cash, restricted cash and equivalents	(11,159)	(5,927)
Cash, restricted cash and equivalents, end of period	$2,705,100	$1,737,802

Supplemental cash flow information:
Cash paid for interest	$2,389,950	$755,688
Royalties payable transferred to long-term debt	$160,713	$—
Increase in oil and gas properties from change in estimate of asset retirement obligations	$799,718	$—

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

Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. The Company incurred net losses of $7.4 million and $7.2 million, for the six month period ended December 31, 2019, and fiscal year ended June 30, 2019, respectively, and had net cash outflows from operating activities of $35,278 and $5.4 million for the six month period ended December 31, 2019, and fiscal year ended June 30, 2019, respectively. At December 31, 2019, the Company’s total current liabilities of $49.9 million exceed its total current assets of $4.6 million. Its ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over the Company’s ability to continue as a going concern and therefore whether it will realize its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial report.

At December 31, 2019, the Company was in breach of several of its covenants related to the Credit Agreement (defined in Note 9 – Credit Facility), resulting in borrowings payable of $33.5 million being classified as current liabilities. The Company is currently negotiating with the Lender in an effort to obtain a waiver for the breach. As of the date of this report, no waiver has been received.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of December 31, 2019 and June 30, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2019 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the six months ended December 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

The tables below present the disaggregation of oil, gas, and NGL production revenue by product type:

r

m

m

M

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
OPERATING REVENUES:
Oil sales	$3,266,152	$2,919,607	$7,083,055	$6,454,848
Gas sales	21,772	105,464	52,029	142,741
Other liquids	1,026	4,964	2,442	8,833
Total oil and gas income	3,288,950	3,030,035	7,137,526	6,606,422

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within accounts receivable on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of December 31, 2019, and June 30, 2019, were $1.0 million and $1.5 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.

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

The Company has identified each of its leases and determined the impact of this new guidance on each of the identified lease. As a result, the Company recorded a right-of-use asset and liability associated with operating leases of $$179,791 and $205,571, respectively. The difference between the right-of-use-asset and lease liability of $25,780, was recorded to accumulated losses at July 1, 2019.

Recent Accounting Standards

There were no recent accounting pronouncements that impact the Company at December 31, 2019.

2. Income Taxes

Income taxes are reported in accordance with U.S. GAAP, which requires the establishment of deferred tax accounts for all temporary differences between the financial reporting and tax bases of assets and liabilities, using currently enacted federal and state income tax rates. In addition, deferred tax accounts must be adjusted to reflect new rates if enacted into law.

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

A valuation allowance is provided if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize the benefits of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company’s history of losses and the uncertainty of future profitable operations, the Company has recorded a full valuation allowance against its deferred tax assets, except for a tax asset for certain refundable alternative minimum tax (“AMT”) credit carryforwards.

3. Loss Per Share

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

The following tables set forth the calculation of basic and diluted loss per share:

	Three Months Ended
	December 31,
	2019	2018
Net loss	$(6,898,106)	$(2,551,414)
Basic weighted average ordinary shares outstanding	328,300,044	328,300,044
Add: dilutive effect of stock options	—	—
Diluted weighted average ordinary shares outstanding	328,300,044	328,300,044

Basic and diluted loss from operations per ordinary share	$(0.02)	$(0.01)

	Six Months Ended
	December 31,
	2019	2018
Net loss	$(7,350,716)	$(1,350,760)
Basic weighted average ordinary shares outstanding	328,300,044	324,862,438
Add: dilutive effect of stock options	—	—
Diluted weighted average ordinary shares outstanding	328,300,044	324,862,438

Basic and diluted loss from operations per ordinary share	$(0.02)	$(0.01)

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

The following table summarizes the activities for the Company’s asset retirement obligations:

	December 31,	June 30,
	2019	2019
Asset retirement obligations at beginning of period	$3,610,780	$3,344,112
Liabilities incurred or acquired	—	—
Liabilities settled	(416,156)	(295,282)
Change in estimate (1)	799,718	—
Disposition of properties	—	—
Accretion expense	241,060	561,950
Asset retirement obligations at end of period	$4,235,402	$3,610,780
Less: Current portion of asset retirement obligation	$1,477,530	$274,404
Non-current portion of asset retirement obligation	$2,757,872	$3,336,376

(1)	The Company changed the estimated date of abandonment and the estimated costs for certain wells based on the anticipated activity for fiscal year 2020.

5. Fair Value Measurements

Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. The Financial Accounting Standards Board (“FASB”) has established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

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

Fair Value at December 31, 2019	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash, restricted cash and cash equivalents	$2,705,100	$—	$—	$—	$2,705,100
Derivative Instruments	—	21,760	—	(21,760)	—

Non-current assets:
Derivative Instruments	—	473,814	—	(18,175)	455,639

Current Liabilities
Derivative instruments	—	(529,729)	—	21,760	(507,969)

Non Current Liabilities
Derivative Instruments	—	(18,175)	—	18,175	—
Current Liabilities:

Non Current Liabilities:

Fair Value at June 30, 2019	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash and cash equivalents	$2,774,487	$—	$—	$—	$2,774,487
Derivative Instruments	—	16,889	—	(16,889)	—

Non Current Assets:
Derivative Instruments	—	377,845	—	(12,303)	365,542

Current Liabilities:
Derivative instruments	—	(167,592)	—	16,889	(150,703)

Non Current Liabilities:
Derivative Instruments	$—	$(12,303)	$—	$12,303	$—

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

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, the Company can reasonably estimate the amount of penalties and fees that may be assessed against it at December 31, 2019, therefore, an accrual for $2.1 million for potential contingent liabilities has been included in these financial statements as an item within general and administrative expenses.

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

As of December 31, 2019, we had no capitalized exploration expenditures.

8. Share Capital

Issue of Share Capital

No shares were issued during the six month period ended December 31, 2019. During the six month period ended December 31, 2018, following receipt of shareholder approval, we consolidated our outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding. Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

9. Debt

	December 31,	June 30,
	2019	2019
Debt at beginning of period	$33,500,000	$23,867,557
Cash advances	—	33,561,707
Royalties payable transferred to long-term debt	160,713	—
Repayments	(2,679)	(23,929,264)
Debt at end of period	$33,658,034	$33,500,000

Less amount of debt currently due for repayment within a year	$(33,532,143)	(33,500,000)
Total non current credit facility at end of period	125,891	—

Funds available for drawdown under the facility	$—	$—

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

The Credit Agreement is secured by certain of the Company’s oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. The effective interest rate at for the six month period ended December 31, 2019, was approximately 12.5%.

At December 31, 2019, the Company was not in compliance with certain financial covenants under the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability. At June 30, 2019, the Company was not in compliance with certain financial covenants of the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as a debt discount, were written-off to interest expense. Due to the Company’s recent breaches of the Credit Agreement, the Lender may declare an event of default and foreclose on some or all of the Company’s assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

On November 8, 2019, the Company entered into an Installment Agreement with the Office of Natural Resources Revenue in the amount of $160,713, payable over 60 equal monthly installments of $2,678, for payment of Federal royalties.

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

At December 31, 2019, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

As of December 31, 2019, the Company had commodity derivative instruments outstanding through the first quarter of 2023, as summarized in the tables below.

T

Asset (liability)	Price per Bbl – WTI				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Bbl)	$
Crude Oil Derivatives
2020	N/A	N/A	55.39 – 57.05	200,000	(529,729)
2021	N/A	N/A	54.03 – 55.70	182,000	46,686
2022	N/A	N/A	53.15 – 55.70	163,000	300,163
2023	N/A	N/A	53.46 – 55.70	39,000	83,108
	N/A	N/A		584,000	(99,772)

	Price per Mcf – Henry Hub				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Mcf)	$
Natural Gas Derivatives
2020	2.60	2.80	–	63,900	21,760
2021	2.60	2.80	–	57,600	13,049
2022	2.60	2.80	–	51,300	11,648
2023	2.60	2.80	–	11,700	985
				184,500	47,442

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The Company does not designate its derivative commodity contracts as hedging instruments. The fair value of the derivative commodity contracts was a net liability of $52,330 at December 31, 2019, and a net asset of $214,839 at June 30, 2019.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of December 31, 2019,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	—	Current liabilities	(507,969)
Commodity contracts	Noncurrent assets	455,639	Noncurrent liabilities	—
Total commodity contracts		455,639		(507,969)

	As of June 30, 2019,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	—	Current liabilities	(150,703)
Commodity contracts	Noncurrent assets	365,542	Noncurrent liabilities	—
Total commodity contracts		365,542		(150,703)

As of December 31, 2019, and June 30, 2019, all derivative instruments held by the Company were subject to a master netting arrangement with one financial institution. In general, the terms of the Company’s agreement provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreement also provides that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its accompanying balance sheets.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss). The Company had no derivatives designated as hedging instruments for the three-month periods ended December 31, 2019, and 2018. The following table summarizes the components of the net derivative gain (loss) line item presented in the accompanying statements of operations:

T

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Realized gain (loss) on derivatives	$101,118	$(748,470)	$134,508	$(775,450)
Unrealized gain on derivatives	(2,659,912)	1,210,795	(267,169)	1,210,795
Total gain (loss) on derivatives	$(2,558,794)	$462,325	$(132,661)	$435,345

As of December 31, 2019, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group.

11. Leases

Effective July 1, 2019, the Company adopted ASC 842, which requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. The Company adopted this standard using the modified retrospective method and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance. As of December 31, 2019, the Company did not have any agreements in place that were classified as finance leases under ASC 842. Arrangements classified as operating leases are included on the accompanying balance sheets as right-of-use-assets (“ROU”) and lease liabilities.

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

Components of lease costs within general and administrative costs are as follows:

T

T

	Three Months	Six Months
	December 31,	December 31,
	2019	2019
Operating lease cost:
General and administrative costs	$23,262	$46,524

Supplemental lease related cash flow information are as follows:

T

	Three Months	Six Months
	December 31,	December 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,976	$51,664

Supplemental lease related balance sheet information are as follows:

T

	Balance Sheet as of
	December 31,	June 30,
	2019	2019
Operating leases:
Right-of-use-asset	$138,961	$—

Lease liability - current	$62,686	$—
Lease liability - Noncurrent	96,914	—
Total lease liabilities	$159,600	$—

Weighted average remaining lease term and discount rate as of December 31, 2019:

T

Operating
Leases
Weighted average remaining lease term	1.58 years
Weighted average discount rate	6.25%

Maturity of lease liabilities as of December 31, 2019:

T

Operating
Leases
2020	$105,348
2021 (January - July 2021)	62,632
Total lease payments	$167,980
Less: Imputed interest	(8,380)
Total lease liability	$159,600

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

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred net losses of $7.4 million and $7.2 million and had net cash outflows from operating activities of $35,278 and $5.4 million for the six-month period ended December 31, 2019, and fiscal year ended June 30, 2019, respectively.

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

The Credit Agreement is secured by certain of our oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 10.5% and is payable on the last day of each interest period. The effective interest rate for the six month period ended December 31, 2019, was approximately 12.5%. At December 31, 2019, we were not in compliance with certain financial covenants under the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability. Previously, at June 30, 2019, when we were not in compliance with certain financial covenants, the total outstanding amount of the Credit Agreement was categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as a debt discount, were written off to interest expense. Due to our breaches of the Credit Agreement, the Lender may declare an event of default and foreclose on some or all of our assets and/or accelerate the full amount of the $33.5 million loan plus all accrued and unpaid interest, prepayment penalties, fees and other lender costs and expenses.

On September 4, 2019, we received notice of an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted a formal response in September 2019, and met with the NDIC concerning this matter and presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, we can reasonably estimate the amount of penalties and fees that may be assessed against us at December 31, 2019, therefore, an accrual for $2.1 million for potential contingent liabilities has been included in our financial statements as an item within general and administrative expenses.

At December 31, 2019, our total current liabilities of $49.9 million exceed our total current assets of $4.6 million. Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale or refinancing of our oil and gas assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We are seeking a waiver of our breaches of the Credit Agreement from our Lender and thereafter plan to increase our cash flows from operations through the successful development of the Foreman Butte project and reducing our operating and general and administrative costs. In addition, we have been negotiating a potential transaction to divest substantially all of our oil and gas assets. If those negotiations are successful and the transaction is effected, we believe, it will result in proceeds not less than our obligations under the Credit Agreement and to our vendors.

However, there can be no assurances that we will successfully obtain a waiver, divest our assets or increase our cash flows from operations. Given our current financial situation we may be forced to accept terms on some or all of these transactions that are less favorable than would be otherwise available.

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

Results of Operations

Presented below is a discussion of our results of operations for the three and six month periods ended December 31, 2019, and 2018.

Net Income (Loss) Applicable to Common Stockholders

Our net loss applicable to common stockholders for the six month period ended December 31, 2019, was $7.4 million compared to a net loss of $1.4 million for the six month period ended December 31, 2018. Lease operating expenses continue to be high due to workovers, our debt service is approximately $1.1 million per quarter compared to approximately $0.4 million in the prior year and we made an accrual of $2.1 million related to a proposed settlement with the North Dakota Industrial Commission (“NDIC”) that is recorded in our general and administrative expenses.

Oil and Gas Producing Activities

The results of our producing oil and gas properties are presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Sales Volume
Oil (Bbls)	67,200	63,618	142,251	118,397
Natural gas (Mcf)	7,693	10,583	16,591	22,424
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	68,482	65,382	145,016	122,134

Sales Price
Realized Oil ($/Bbls)	$48.60	$45.89	$49.79	$54.52
Impact of settled derivative instruments	$1.50	$(3.61)	$0.95	$(6.55)
Derivative adjusted price	$50.10	$42.28	$50.74	$47.97

Expense per BOE:
Lease operating expenses	$46.11	$50.58	$44.70	$44.87
Depletion, depreciation and amortization	$16.22	$19.93	$15.60	$10.97
General and administrative expense	$37.43	$14.40	$24.66	$14.56

Production taxes, gathering and processing fees as a % of sales
Production taxes, gathering and processing fees	9.18%	8.58%	8.91%	8.17%

The following table sets forth results of operations for the following periods:

m

	Three Months Ended
	December 31,
	2019	2018	change
Oil sales	$3,266,152	$2,919,607	$346,545
Gas sales	21,772	105,464	(83,692)
Other liquids	1,026	4,964	(3,938)
Total oil and gas income	3,288,950	3,030,035	258,915

Lease operating expense	3,157,500	3,307,215	(149,715)
Exploration and evaluation expenditure	11,632	10,532	1,100
Abandonment expense	25,416	—	25,416
Depletion, depreciation and amortization	875,213	1,025,407	(150,194)
Accretion of asset retirement obligations	235,580	277,356	(41,776)
Total oil & gas operating expenses	4,305,341	4,620,510	(315,169)
			—
Gross loss from oil and gas operations	(1,016,391)	(1,590,475)	574,084

General and administrative	(2,563,207)	(941,567)	(1,621,640)
Interest expense, net	(1,147,717)	(481,697)	(666,020)
Realized gain (loss) on derivative instruments	101,118	(748,470)	849,588
Unrealized gain (loss) on derivative instruments	(2,659,912)	1,210,795	(3,870,707)
Gain from insurance proceeds	380,004	—	380,004
Other income	7,999	—	7,999
Total other expenses	(5,881,715)	(960,939)	(4,920,776)
Net loss before income taxes	(6,898,106)	(2,551,414)	(4,346,692)
Income tax benefit (loss)	—	—	—
Net loss before income taxes	$(6,898,106)	$(2,551,414)	$(4,346,692)

Comparison of three months ended December 31, 2019, to three months ended December 31, 2018.

Our oil sales for the three month periods ended December 31, 2019, and 2018, were $3.3 million and $2.9 million, respectively, an increase of $0.3 million or 11.9%. Our oil sales volumes during the current quarter were 67,200 barrels compared to 63,618 barrels of oil in the prior year same quarter, which represented an increase of 3,582 barrels or 5.6%. The effect on our oil sales due to the increased sales volumes was $0.2 million. Realized oil prices increased in the current quarter to $48.60 per barrel compared to $45.89 in the comparative quarter in the prior year. The effect on our oil sales due to increased realized prices was $0.2 million.

Lease operating expense decreased $0.1 million or 4.5% in the current quarter compared to the same quarter in the prior year. Our largest costs included in lease operating expense are salt water disposal, environmental and workover expense. Salt water disposal costs are approximately $300,000 per month. This is higher than normal due to one of our main salt water disposal wells being shut-in for the past six months pending approval from the NDIC. As a result, we have had to truck our salt water to an offsite disposal location that has increased our costs. In February 2020, we received an approval from the NDIC to begin injecting into our disposal well and we expect this to help reduce the cost of our salt water disposal. Environmental and workover expenses are the next largest costs. We continued our efforts to increase well bore efficiency and increase production through a workover program that we believe has been successful given the increase in sales volumes.

We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue, which is typically around 9.0% of sales revenue. Production taxes as a percentage of revenue for the three month periods ended December 31, 2019 and 2018, were 9.2% and 8.6%, respectively.

Our depletion, depreciation and amortization (“DD&A”) expenses were $1.1 million for the three month period ended December 31, 2019, compared to $1.3 million for the comparative period in the prior year. This represents an increase of $0.2 million or 14.7%.

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

General and administrative expenses include a charge in the amount of $2.1 million related to a proposed settlement from the NDIC (see Commitments and Contingencies section below for more details). General and administrative expenses, excluding this this charge, were $0.5 million, a decrease of $0.4 million or 58.0% for the three month period ended December 31, 2019, compared to the same period in 2018. We reduced our staff size in the third quarter of the prior fiscal year in an effort to reduce costs and have focused on reducing our general and administrative costs further in the current fiscal year. Accounting, legal and consulting fees are the areas that we have seen the largest cost savings.

Interest expense, net of interest income, for the three month periods ended December 31, 2019, and 2018, were $1.1 million and $0.5 million, respectively, an increase of $0.6 million or 138.3%. This increase is due to the interest rate under the Credit Agreement entered into in April 2019, which is LIBOR plus 10.5% (approximately 12.5% at December 31, 2019), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at December 31, 2018).

We received $0.4 million of insurance proceeds, which we recorded as a gain from insurance proceeds in our statement of operations, related to the reimbursement of certain expenses related to insurance claims submitted by the Company to its insurance carrier.

The following table sets forth results of operations for the following periods:

m

	Six Months Ended
	December 31,
	2019	2018	change
Oil sales	$7,083,055	$6,454,848	$628,207
Gas sales	52,029	142,741	(90,712)
Other liquids	2,442	8,833	(6,391)
Total oil and gas income	7,137,526	6,606,422	531,104

Lease operating expense	6,482,720	5,480,332	1,002,388
Exploration and evaluation expenditure	14,093	39,310	(25,217)
Abandonment expense	25,416	—	25,416
Depletion, depreciation and amortization	1,910,725	1,061,971	848,754
Accretion of asset retirement obligations	351,500	277,356	74,144
Total oil & gas operating expenses	8,784,454	6,858,969	1,925,485
			—
Gross loss from oil and gas operations	(1,646,928)	(252,547)	(1,394,381)

General and administrative	(3,575,969)	(1,777,870)	(1,798,099)
Interest expense, net	(2,389,950)	(755,688)	(1,634,262)
Realized gain (loss) on derivative instruments	134,508	(775,450)	909,958
Unrealized (loss) gain on derivative instruments	(267,169)	1,210,795	(1,477,964)
Income from forfeiture of non-refundable deposit	—	1,000,000	(1,000,000)
Gain from insurance proceeds	380,004	—	380,004
Other income	14,788	—	14,788
Total other expenses	(5,703,788)	(1,098,213)	(4,605,575)
Net loss before income taxes	(7,350,716)	(1,350,760)	(5,999,956)
Income tax benefit (loss)	—	—	—
Net loss before income taxes	$(7,350,716)	$(1,350,760)	$(5,999,956)

Comparison of six months ended December 31, 2019, to six months ended December 31, 2018.

Our oil sales for the six month periods ended December 31, 2019, and 2018, were $7.1 million and $6.5 million, respectively, an increase of $0.6 million or 9.7%. Our oil sales volumes were 142,251 barrels compared to 118,397 barrels of oil in the prior year, which represented an increase of 23,854 barrels or 20.1%. The effect on our oil sales due to the increased sales volumes was $1.3 million. This increase was offset by lower realized oil prices for the six month period ended December 31, 2019, of $49.79 per barrel compared to $54.52 for the same period in the prior year. Lower realized oil prices had a negative impact on our sales of $0.7 million.

Lease operating expense increased $1.0 million or 18.3% in the current period compared to the same period in the prior year. Our largest costs included in lease operating expense are salt water disposal, environmental and workover expense. Salt water disposal costs are approximately $300,000 per month. This is higher than normal due to one of our main salt water disposal wells being shut-in for the past six months pending approval from the NDIC. We have had to truck our salt water to an offsite disposal location that has increased our costs. In February 2020, we received an approval from the NDIC to begin injecting into our disposal well and we expect this to help reduce the cost of our salt water disposal. Environmental and workover expenses are the next largest costs. We continued our efforts to increase well bore efficiency and increase production through a workover program that we believe has been successful given the increase in sales volumes. Workover expenses were approximately $300,000 in the current quarter compared to the previous quarter, which were approximately $464,000. We are coming to the end of our workover program and are only utilizing our rig when the economics of the projects meet certain criteria.

We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue, which is typically around 9.0% of sales revenue. Production taxes as a percentage of revenue for the six month periods ended December 31, 2019 and 2018, were 8.9% and 8.1%, respectively.

Our depletion, depreciation and amortization (“DD&A”) expenses were $2.2 million for the six month period ended December 31, 2019, compared to $1.3 million for the comparative period in the prior year. This represents an increase of $0.9 million or 68.9% increase. During the same period in the prior year our assets were held for sale for a portion of the period and no DD&A was taken.

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

General and administrative expenses include a charge in the amount of $2.1 million related to a settlement proposal from the NDIC (see Commitments and Contingencies section below for more details). General and administrative expenses, excluding this charge, was $1.5 million, which was a decrease of $0.3 million or 16.0% for the six month period ended December 31, 2019, compared to the same period in 2018. We reduced our staff size in the third quarter of the prior fiscal year in an effort to reduce costs and we have focused on reducing our general and administrative costs further in the current fiscal year. Accounting, legal and consulting fees are the areas that we have seen the largest cost savings.

Interest expense, net of interest income, for the six month periods ended December 31, 2019, and 2018, were $2.4 million and $0.8 million, respectively, an increase of $1.6 million or 216.1%. This increase is due to the interest rate under the Credit Agreement entered into in April 2019, which is LIBOR plus 10.5% (approximately 12.5% at December 31, 2019), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at December 31, 2018).

We received $0.4 million of insurance proceeds, which we recorded as a gain from insurance proceeds in our statement of operations, related to the reimbursement of certain expenses related to insurance claims submitted by the Company to its insurance carrier.

Cash Flows

The table below shows cash flows for the following periods:

	Six Months Ended
	December 31,
	2019	2018
Cash used in operating activities	$(35,278)	$(36,712)
Cash (used in) provided by investing activities	(20,271)	403,765
Cash used in financing activities	(2,679)	—

Liquidity, Capital Resources and Capital Expenditures

We do not generate adequate revenue to satisfy our current operations, we have negative cash flows from operations, and we have incurred significant net operating losses during the six month period ended December 31, 2019, and for the fiscal year ended June 30, 2019, which raise substantial doubt about our ability to continue as a going concern. Nevertheless, of this our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are in breach of several of our covenants related to the Credit Agreement resulting in our borrowings payable of $33.5 million being classified in current liabilities.

Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale or refinancing of our oil and gas assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

We are seeking a waiver of our breaches of the Credit Agreement from our Lender and thereafter plan to increase our cash flows from operations through the successful development of the Foreman Butte project and reducing our operating and general and administrative costs. In addition, we have been negotiating a potential transaction to divest substantially all of our oil and gas assets. If those negotiations are successful and the transaction effected, we believe it will result in proceeds not less than our obligations under the Credit Agreement and to our vendors.

However, there can be no assurances that we will successfully obtain a waiver, divest our oil and gas assets or increase our cash flows from operations. Given our current financial situation we may be forced to accept terms on some or all of these transactions that are less favorable than would be otherwise available.

We used $35,278 of cash flow from our operations during the six month period ended December 31, 2019, compared to approximately $36,712 of cash used in operations during the comparative period in the prior year. Our loss can be primarily attributed to higher LOE costs and higher interest expenses related to our Credit Agreement and a proposed settlement with the NDIC of $2.1 million in general and administrative expense, which, aggregated with LOE costs and interest expense, equaled $11.0 million compared to $5.6 million for the same period in the prior year.

Cash flows used in investing activities during the six month period ended December 31, 2019, was $20,271 compared to cash flow provided by investing activities of $0.4 million in the prior year. During the six month period ended December 31, 2019, we were not engaged in any significant capital drilling projects. During the six month period ended December 31, 2018, we recorded $1.0 million of other income related to the failed sale with Eagle Energy Partners I, LLC, where they forfeited a nonrefundable deposit of the same amount.

In November 2019, we entered into an installment agreement for $160,713 related to royalties payable. W made the first principal payment in December 31, 2019. There were no cash flows used in or provided by financing activities for the six month period ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no existing off-balance sheet arrangements at December 31, 2019, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We incurred net losses of $7.4 million and $7.2 million and had net cash outflows from operating activities of $35,278 and $5.4 million for the six month period ended December 31, 2019, and fiscal year ended June 30, 2019, respectively. At December 31, 2019, our total current liabilities of $49.9 million exceed our total current assets of $4.5 million. Our ability to continue as a going concern is dependent on the re-negotiation of the Credit Agreement, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

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

We identified each of our leases and determined the impact of this new guidance on each of the identified leases. As a result, we recorded a right-of-use asset and liability associated with operating leases of $179,791 and $205,571, respectively. The difference between the right-of-use-asset and lease liability of $25,780, was recorded to accumulated losses at July 1, 2019.

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

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted our formal response in September 2019, and have met with the NDIC concerning this matter and have presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, we can reasonably estimate the amount of penalties and fees that may be assessed against us at December 31, 2019, therefore, an accrual for $2.1 million for potential contingent liabilities has, therefore, been included in our financial statements as an item within general and administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, the end of our second fiscal quarter. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment for the reasons noted above, management has concluded that, as of December 31, 2019, our internal control over financial reporting is not effective based upon these criteria.

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

Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of December 31, 2019. We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that in the aggregate represent a material weakness including: (i) deficiencies in control design and operating effectiveness relating to manual processes performed to adequately capture accounts payable invoices and estimate costs that were incurred during the reporting period for which the invoices had not been received; (ii) deficiencies in operating effectiveness of controls over reconciliations of balance sheet accounts and review of journal entries; and (iii) a lack of segregation of duties.

Since the Company took over operatorship of the Foreman Butte field in 2016 the design of our accounts payable cut-off process has not been sufficient enough to adequately capture all invoices in a timely fashion. The impact of this was originally stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. At December 31, 2019, we have updated our procedures for estimating for those costs that have been incurred where the invoice has not been received at the time the financial close process is completed. Based on these new procedures we have concluded that this process has become adequate to capture all invoices in a timely fashion. The assessment of this control to determine if it is effective has not been determined at December 31, 2019.

The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ended December 31, 2019, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. As we had only three full time employees during the six month period ended December 31, 2019, we did not have a sufficient compliment of personnel with appropriate training and experience in GAAP and SEC reporting to fully address complex financial reporting matters.

The material weakness we identified associated with accounts payable and accrued liabilities were due to the lack of analysis of capital expenditures, costs related to non-operated properties, operated properties and general and administrative expenses. The material weakness related to the Financial Close and Reporting process arises primarily from; (i) a lack of a sufficient complement of accounting and financial reporting personnel who were unable to implement formal accounting policies with an appropriate level of accounting knowledge and experience commensurate with our financial reporting requirements; and (ii) inadequate reconciliations of balance sheet accounts directly related to financial statement processes.

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

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended December 31, 2019, fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

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

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, we can reasonably estimate the amount of penalties and fees that may be assessed against us at December 31, 2019, therefore, an accrual for $2.1 million for potential contingent liabilities have been included in our financial statements as an item within general and administrative expenses.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The risks disclosed herein and in our Annual Report on Form 10-K could materially affect our business, financial condition, liquidity or operating results in the future. The risks described herein and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, liquidity or operating results in the future. There have been no material changes to the risk factors disclosed in the Annual Report.

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

SAMSON OIL & GAS LIMITED

Date: February 19, 2020	By:	/s/ Terry Barr
Terence M. Barr
Managing Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2020	By:	/s/ Tristan R Farel
Tristan Farel
Chief Financial Officer (Principal Financial Officer)