Form 10-Q
period 2020-03-31
Samson Oil & Gas LTD
filed 2020-05-20
CIK 1404079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 367,865,603 ordinary shares outstanding as of May 20, 2020.

SAMSON OIL & GAS LIMITED

FORM 10-Q

QUARTER ENDED MARCH 31, 2020

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

Forward–looking statements appear in a number of places in this quarterly report and include but are not limited to management’s comments regarding the anticipated outcome and timing of our efforts to renegotiate the Credit Agreement (as defined in Item 1), obtain a waiver of our breaches of the Credit Agreement from the Lender (as defined in Item 1), sell our assets; our financial and operational prospects (whether or not a sale is consummated or the Lender agrees to renegotiate the Credit Agreement and waive our breaches under the Credit Agreement); the potential remedies available to the Lender under our credit agreement and our options with respect to meeting our financial obligations; the anticipated outcome and timing of the administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32; the anticipated impact of the COVID-19 pandemic; business strategy, exploration and development; natural gas and oil reserves and production; our strategy to control general and administrative costs; our intentions with respect to meeting our capital raising targets and the use of proceeds; our plans, our ability to and the methods by which we may raise additional capital; the potential sale of our assets; our prospects for continuing as a going concern and regarding our production and future operating results; such as the following:

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

Part I — Financial Information

Item 1.   Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,523	$685,737
Restricted cash - required reserve amounts related to Credit Agreement	2,088,750	2,088,750
Accounts receivable, net of allowance for doubtful accounts of $250,000	1,580,181	1,982,123
Current portion - Fair value of derivative instruments	5,073,477	—
Prepaid expenses	20,057	—
Tax receivable	780,000	—
Total current assets	9,614,988	4,756,610
PROPERTY, PLANT AND EQUIPMENT, AT COST
Oil and gas properties, net, successful efforts method of accounting, less accumulated depreciation, depletion and amortization of $11,993,084 and $9,491,784 at March 31, 2020, and June 30, 2019, respectively	28,557,536	30,214,829
Other property and equipment, net of accumulated depreciation and amortization of $820,873 and $755,241 at March 31, 2020 and June 30, 2019, respectively	108,442	174,931
Net property, plant and equipment	28,665,978	30,389,760
OTHER NON CURRENT ASSETS
Fair value of derivative instruments	5,101,412	365,542
Deposits	555,861	559,722
Right-of-use asset	118,018	—
Deferred tax asset	—	780,000
Total other non current assets	5,775,291	1,705,264
TOTAL ASSETS	$44,056,257	$36,851,634
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$11,164,526	$8,121,217
Accrued liabilities	3,308,562	1,300,185
Fair value of derivative instruments	—	150,703
Current portion of asset retirement obligation	1,477,530	274,404
Current portion of lease liability	100,614	—
Current portion of long-term debt	33,532,143	33,500,000
Total current liabilities	49,583,375	43,346,509
NON CURRENT LIABILITIES
Lease liability	35,328	—
Long-term debt	117,856	—
Asset retirement obligations	2,902,049	3,336,376
TOTAL LIABILITIES	52,638,608	46,682,885

COMMITEMENTS AND CONTINGENCIES - NOTE 6

STOCKHOLDERS’ DEFICIT
Common stock 367,865,603 (16,415,002 ADSs) ordinary shares issued and outstanding at March 31, 2020 and 328,300,044 (16,415,002 ADSs) at June 30, 2019.	107,046,392	106,743,167
Accumulated other comprehensive income	805,954	835,404
Accumulated deficit	(116,434,697)	(117,409,822)
Total stockholders’ deficit	(8,582,351)	(9,831,251)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,056,257	$36,851,634

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
OPERATING REVENUES:
Oil sales	$2,049,993	$2,391,155	$9,133,048	$8,846,003
Gas sales	21,821	84,912	73,850	227,653
Other liquids	2,754	2,701	5,196	11,534
Total oil and gas income	2,074,568	2,478,768	9,212,094	9,085,190
OPERATING EXPENSES:
Lease operating expense	1,812,754	2,858,848	8,295,474	8,339,180
Exploration and evaluation expenditure	18,254	11,001	32,347	50,311
Abandonment expense	76,260	51,402	101,676	51,402
Depletion, depreciation, amortization and accretion of asset retirement obligations	694,295	817,301	2,956,520	2,156,628
General and administrative	506,396	846,918	4,082,365	2,624,788
Total operating expenses	3,107,959	4,585,470	15,468,382	13,222,309
LOSS FROM OPERATIONS	(1,033,391)	(2,106,702)	(6,256,288)	(4,137,119)
Interest expense, net	(1,405,634)	(395,254)	(3,795,584)	(1,150,942)
Realized gain (loss) on derivative instruments	421,650	(435,345)	556,158	(1,210,795)
Unrealized gain (loss) on derivative instruments	10,227,219	(863,266)	9,960,050	347,529
Income from forfeiture of non-refundable deposit	—	—	—	1,000,000
Gain from insurance proceeds	133,317	—	513,321	—
Other income	8,460	—	23,248	—
INCOME (LOSS) BEFORE INCOME TAXES	8,351,621	(3,800,567)	1,000,905	(5,151,327)
Income tax benefit	—	—	—	—
NET INCOME (LOSS)	$8,351,621	$(3,800,567)	$1,000,905	$(5,151,327)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign Currency Translation (loss) gain	(17,733)	159,892	(29,450)	189,165
TOTAL COMPREHENSIVE INCOME (LOSS)	$8,333,888	$(3,640,675)	$971,455	$(4,962,162)

NET INCOME (LOSS) PER COMMON SHARE:
Basic – per share	$0.02	$(0.01)	$—	$(0.02)
Diluted – per share	$0.02	$(0.01)	$—	$(0.02)

Weighted average common shares outstanding:
Basic shares outstanding	341,778,421	328,300,044	332,792,836	328,300,044
Diluted shares outstanding	373,228,421	328,300,044	364,242,836	328,300,044

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine months ended March 31, 2019:
			Accumulated
			Other
	Issued	Accumulated	Comprehensive	Total Equity
	Capital	Deficit	Income	(Deficit)
Balance at July 1, 2018	$106,743,167	$(110,261,791)	$846,556	$(2,672,068)
Net income	—	1,200,653	—	1,200,653
Foreign currency translation gain	—	—	29,861	29,861
Total comprehensive gain for the period	—	1,200,653	29,861	1,230,514
Balance at September 30, 2018	$106,743,167	$(109,061,138)	$876,417	$(1,441,554)
Net loss	—	(2,551,413)	—	(2,551,413)
Foreign currency translation loss	—	—	(588)	(588)
Total comprehensive loss for the period	—	(2,551,413)	(588)	(2,552,001)
Balance at December 31, 2018	$106,743,167	$(111,612,551)	$875,829	$(3,993,555)
Net loss	—	(3,800,567)	—	(3,800,567)
Foreign currency translation gain	—	—	159,892	159,892
Total comprehensive loss for the period	—	(3,800,567)	159,892	(3,640,675)
Balance at March 31, 2019	$106,743,167	$(115,413,118)	$1,035,721	$(7,634,230)

Nine months ended March 31, 2020:
			Accumulated
			Other
	Issued	Accumulated	Comprehensive	Total Equity
	Capital	Deficit	Income	(Deficit)
Balance at July 1, 2019	$106,743,167	$(117,409,822)	$835,404	$(9,831,251)
Net loss	—	(452,610)	—	(452,610)
Adoption of ASC 842, lease accounting	—	(25,780)	—	(25,780)
Foreign currency translation loss	—	—	(12,957)	(12,957)
Total comprehensive loss for the period	—	(478,390)	(12,957)	(491,347)
Balance at September 30, 2019	$106,743,167	$(117,888,212)	$822,447	$(10,322,598)
Net loss	—	(6,898,106)	—	(6,898,106)
Foreign currency translation gain	—	—	1,240	1,240
Total comprehensive loss for the period	—	(6,898,106)	1,240	(6,896,866)
Balance at December 31, 2019	$106,743,167	$(124,786,318)	$823,687	$(17,219,464)
Share issuance	303,225	—	—	303,225
Net income	—	8,351,621	—	8,351,621
Foreign currency translation loss	—	—	(17,733)	(17,733)
Total comprehensive gain for the period	—	8,351,621	(17,733)	8,333,888
Balance at March 31, 2020	$107,046,392	$(116,434,697)	$805,954	$(8,582,351)

See accompanying Notes to Condensed Consolidated Financial Statements.

SAMSON OIL & GAS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$1,000,905	$(5,151,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	2,567,700	1,510,598
Accretion of discount on asset retirement obligations	388,820	646,030
Unrealized (gain) loss on derivative instruments	(9,960,050)	(347,529)
Settlement of provisions for restoration	(419,739)	(295,282)
Changes in operating assets and liabilities:
Accounts receivables	401,942	(276,132)
Prepayments	(20,057)	137,342
Trade and other payables	5,515,624	3,655,910
Other	(7,856)	(93,400)
Net cash used in operating activities	$(532,711)	$(213,790)
Cash Flows from Investing Activities:
Payments for oil and gas properties	(44,289)	(80,490)
Net cash flows used in investing activities	$(44,289)	$(80,490)
Cash Flows from Financing Activities:
Repayments of borrowings	(10,714)	—
Net cash used in financing activities	$(10,714)	$—

Net decrease in cash and equivalents	$(587,714)	$(294,280)
Cash, restricted cash and equivalents, beginning of period	2,774,487	1,376,676
Effect of exchange rate changes on cash, restricted cash and equivalents	(25,500)	(5,927)
Cash, restricted cash and equivalents, end of period	$2,161,273	$1,076,469

Supplemental cash flow information:
Cash paid for interest	$3,795,584	$1,150,942
Accounts payable's settled for common stock	$303,225	$—
Royalties payable transferred to long-term debt	$160,713	$—
Increase in oil and gas properties from change in estimate of asset retirement obligations	$799,718	$—

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

Going Concern

These financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. The Company had net income of $1.0 million for the nine month period ended March 31, 2020, however, this was largely due to the valuation of its derivative position which was valued at $10.2 million, resulting in an unrealized gain of $10.0 million. The Company would have recognized a net loss of $9.0 million without the unrealized gain on derivatives. During the fiscal year ended June 30, 2019, the Company had a net loss of $7.2 million. The Company has had net cash outflows from operating activities of $0.5 million and $5.4 million for the nine month period ended March 31, 2020, and fiscal year ended June 30, 2019, respectively. At March 31, 2020, the Company’s total current liabilities of $49.6 million exceed its total current assets of $9.6 million. The Company’s ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over the Company’s ability to continue as a going concern and therefore whether it will realize its assets and extinguish its liabilities in the normal course of business and at the amounts stated in the financial report.

At March 31, 2020, the Company was in breach of several of its covenants related to the Credit Agreement (defined in Note 9 – Credit Facility), resulting in borrowings payable of $33.5 million being classified as current liabilities. On May 8, 2020, the Company received a Notice of Default, Application of Default Interest and Reservation of Rights letter (the “Default Notice”) from its lender. The Default Interest rate shall be 200 points above the Applicable Interest Rate. The Company has accrued an additional $0.3 million of interest related to this Default Notice. The Company is currently negotiating with the Lender in an effort to obtain a waiver for the breach. As of the date of this report, no waiver has been received.

The Company is currently negotiating with a prospective party to divest its wholly-owned subsidiary, Samson Oil and Gas, USA, Inc. (“Samson USA”), which it believes will result in proceeds that will sufficiently cover the Company’s obligations to the Lender and its other creditors. Although the Company is confident it will be able to successfully recognize amounts in excess of the carrying value of its oil and gas assets as a result of its ultimate divestment there can be no assurances made that the Company will be able to successfully execute this plan. Given the current financial situation it is possible that the Company may be forced to accept terms on this transaction that are less favorable than would be otherwise available.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and June 30, 2019, have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Item 210 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of June 30, 2019 is derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP. The Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included as required by Regulation S-X, Rule 10-01. Operating results for the nine months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2020. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

The tables below present the disaggregation of oil, gas, and NGL production revenue by product type:

r

m

m

M

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
OPERATING REVENUES:
Oil sales	$2,049,993	$2,391,155	$9,133,048	$8,846,003
Gas sales	21,821	84,912	73,850	227,653
Other liquids	2,754	2,701	5,196	11,534
Total oil and gas income	2,074,568	2,478,768	9,212,094	9,085,190

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received 30 to 90 days after production has occurred. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within accounts receivable on the accompanying balance sheets until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of March 31, 2020, and June 30, 2019, were $0.8 million and $1.5 million, respectively. To estimate accounts receivable from contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser.

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

The Company has identified each of its leases and determined the impact of this new guidance on each of the identified lease. As a result, the Company recorded a right-of-use asset and liability associated with operating leases of $179,791 and $205,571, respectively. The difference between the right-of-use-asset and lease liability of $25,780, was recorded to accumulated losses at July 1, 2019.

Recent Accounting Standards

There were no recent accounting pronouncements that impact the Company at March 31, 2020.

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

In March 2020,  the Coronavirus Aid, Relief, and Economic Security (‘‘CARES”) Act contains a significant number of provisions that impacted business related to income taxes. One of the changes was to the AMT credit refunds. The CARES Act changed the rules to allow a full refund of any excess credits immediately in 2019. The Company filed its fiscal year end June 30, 2019, tax return and has requested a full refund of its $780,000 AMT credit. This amount has been classified as a tax receivable in the balance sheet.

3. Earnings (Loss) Per Share

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

The following table details the weighted average dilutive and anti-dilutive securities outstanding, which consist of transferable options to purchase ordinary shares which are tradeable on the ASX (“options”), for the periods presented:

The following tables set forth the calculation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$8,351,621	$(3,800,567)
Basic weighted average ordinary shares outstanding	341,778,421	328,300,044
Add: dilutive effect of stock options	31,450,000	—
Diluted weighted average ordinary shares outstanding	373,228,421	328,300,044

Basic earnings (loss) from operations per ordinary share	$0.02	$(0.01)
Diluted earnings (loss) from operations per ordinary share	$0.02	$(0.01)

	Nine Months Ended
	March 31,
	2020	2019
Net income (loss)	$1,000,905	$(5,151,327)
Basic weighted average ordinary shares outstanding	332,792,836	328,300,044
Add: dilutive effect of stock options	31,450,000	—
Diluted weighted average ordinary shares outstanding	364,242,836	328,300,044

Basic earnings (loss) from operations per ordinary share	$—	$(0.02)
Diluted earnings (loss) from operations per ordinary share	$—	$(0.02)

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

The following table summarizes the activities for the Company’s asset retirement obligations:

	March 31,	June 30,
	2020	2019
Asset retirement obligations at beginning of period	$3,610,780	$3,344,112
Liabilities settled	(419,739)	(295,282)
Change in estimate (1)	799,718	—
Accretion expense	388,820	561,950
Asset retirement obligations at end of period	$4,379,579	$3,610,780
Less: Current portion of asset retirement obligation	$1,477,530	$274,404
Non-current portion of asset retirement obligation	$2,902,049	$3,336,376

(1)	The Company changed the estimated date of abandonment and the estimated costs for certain wells based on the anticipated activity for fiscal year 2020.

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

Fair Value at March 31, 2020	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash, restricted cash and cash equivalents	$2,161,273	$—	$—	$—	$2,161,273
Derivative Instruments	—	5,080,495	—	(7,018)	5,073,477

Non-current assets:
Derivative Instruments	—	5,115,385	—	(13,973)	5,101,412

Current Liabilities
Derivative instruments	—	7,018	—	(7,018)	—

Non Current Liabilities
Derivative Instruments	—	(13,973)	—	13,973	—
Current Liabilities:

Non Current Liabilities:

Fair Value at June 30, 2019	Level 1	Level 2	Level 3	Netting (1)	Value
Current Assets:
Cash and cash equivalents	$2,774,487	$—	$—	$—	$2,774,487
Derivative Instruments	—	16,889	—	(16,889)	—

Non Current Assets:
Derivative Instruments	—	377,845	—	(12,303)	365,542

Current Liabilities:
Derivative instruments	—	(167,592)	—	16,889	(150,703)

Non Current Liabilities:
Derivative Instruments	$—	$(12,303)	$—	$12,303	$—

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

On September 4, 2019, the Company received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by Samson. Samson submitted its formal response in September 2019, and has met with the NDIC concerning this matter and has presented the Company’s plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, the Company can reasonably estimate the amount of penalties and fees that may be assessed against it at March 31, 2020, therefore, an accrual for $2.1 million for potential contingent liabilities has been included in these financial statements as an item within general and administrative expenses.

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

As of March 31, 2020, we had no capitalized exploration expenditures.

8. Share Capital

Issue of Share Capital

On February 28, 2020, Samson issued 39,565,559 restricted shares as consideration of several outstanding trade payable invoices with one vendor as part of a mutual release and payment agreement dated November 20, 2019. These shares were issued at a value of $0.007 during the nine month period ended March 31, 2020, and have a restriction period of six months. During the nine month period ended March 31, 2019, there were no shares issued, however, following receipt of shareholder approval, the Company consolidated its outstanding ordinary shares by a factor of 10 to 1, reducing the number of ordinary shares outstanding.

Prior year shares outstanding has been adjusted to reflect this change as if it had happened at the beginning of the period presented.

9. Debt

	March 31,	June 30,
	2020	2019
Debt at beginning of period	$33,500,000	$23,867,557
Cash advances	—	33,561,707
Royalties payable transferred to long-term debt	160,713	—
Repayments	(10,714)	(23,929,264)
Debt at end of period	$33,649,999	$33,500,000

Less amount of debt currently due for repayment within a year	$33,532,143	33,500,000
Total non current debt at end of period	117,856	—

Funds available for drawdown under the facility	$—	$—

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

On May 8, 2020, the Company received a Notice of Default, Application of Default Interest and Reservation of Rights letter from its lender. The Default Interest rate is 200 points above the Applicable Interest Rate. The default was retrospective back to October 2019, and, therefore, accrued an additional $0.3 million of interest related to this Default Notice.

The Credit Agreement is secured by certain of the Company’s oil and gas properties and has a 5-year term with a maturity date on April 9, 2024. Interest on the Credit Facility accrues at a rate equal to LIBOR plus a margin of 12.5% (includes default interest of 200 basis points). The Default Interest has been deferred by the bank and is currently being accrued and will be payable at a future date that is currently being negotiated between Samson and the Lender. The base interest rate is payable on the last day of each interest period. The effective interest rate for the nine month period ended March 31, 2020, was approximately 14.5%.

At March 31, 2020, the Company was not in compliance with certain financial covenants under the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability. At June 30, 2019, the Company was not in compliance with certain financial covenants of the Credit Agreement. The total outstanding amount of the Credit Agreement was, therefore, categorized as a current liability and the deferred financing fees in the amount of $1.4 million, previously recorded as a debt discount, were written-off to interest expense.

On November 8, 2019, the Company entered into an Installment Agreement with the Office of Natural Resources Revenue in the amount of $160,713, payable over 60 equal monthly installments of $2,678, for payment of Federal royalties. The following represents principal payments that are due each calendar year: 2020 - $24,107, 2021 – 32,143, 2022 - $32,143, 2023 – 32,143 and 2024 – 29,464.

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

At March 31, 2020, the Company’s commodity derivative contracts consisted of collars and fixed price swaps, which are described below:

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

As of March 31, 2020, the Company had commodity derivative instruments outstanding through the first quarter of 2023, as summarized in the tables below.

T

Asset (liability)	Price per Bbl – WTI				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Bbl)	$
Crude Oil Derivatives
2020	N/A	N/A	55.39 – 57.05	148,000	4,128,425
2021	N/A	N/A	54.03 – 55.70	183,000	3,218,587
2022	N/A	N/A	53.15 – 55.70	162,000	2,293,603
2023	N/A	N/A	53.46 – 55.70	39,000	484,863
				532,000	10,125,478

	Price per Mcf – Henry Hub				Estimated
	Floor	Ceiling	Swap	Units	Fair Value
Year	$	$	$	(Mcf)	$
Natural Gas Derivatives
2020	2.60	2.80	–	63,900	24,575
2021	2.60	2.80	–	57,600	10,686
2022	2.60	2.80	–	51,300	12,863
2023	2.60	2.80	–	11,700	1,287
				184,500	49,411

The Company’s commodity derivatives are measured at fair value and are included in the accompanying balance sheets as derivative assets and liabilities. The Company does not designate its derivative commodity contracts as hedging instruments. The fair value of the derivative commodity contracts was a net $10.20 million and $214,839 at March 31, 2020, and June 30, 2019, respectively.

The following tables detail the fair value of derivatives recorded in the accompanying balance sheets, by category:

	As of March 31, 2020,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	5,073,477	Current liabilities	—
Commodity contracts	Noncurrent assets	5,101,412	Noncurrent liabilities	—
Total commodity contracts		10,174,889		—

	As of June 30, 2019,
	Derivative Assets		Derivative Liabilities
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Commodity contracts	Current assets	—	Current liabilities	(150,703)
Commodity contracts	Noncurrent assets	365,542	Noncurrent liabilities	—
Total commodity contracts		365,542		(150,703)

As of March 31, 2020, and June 30, 2019, all derivative instruments held by the Company were subject to a master netting arrangement with one financial institution. In general, the terms of the Company’s agreement provide for offsetting of amounts payable or receivable between it and the counterparty, at the election of both parties, for transactions that settle on the same date and in the same currency. The Company’s agreement also provides that in the event of an early termination, the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company’s accounting policy is to offset these positions in its accompanying balance sheets.

The Company recognizes all gains and losses from changes in commodity derivative fair values immediately in earnings rather than deferring any such amounts in accumulated other comprehensive income (loss). The Company had no derivatives designated as hedging instruments for the nine month periods ended March 31, 2020, and 2019. The following table summarizes the components of the net derivative gain (loss) line item presented in the accompanying statements of operations:

T

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Realized gain (loss) on derivatives	$421,650	$(435,345)	$556,158	$(1,210,795)
Unrealized gain on derivatives	10,227,219	(863,266)	9,960,050	347,529
Total gain (loss) on derivatives	$10,648,869	$(1,298,611)	$10,516,208	$(863,266)

As of March 31, 2020, and through the filing of this report, all of the Company’s derivative counterparties were members of the Company’s Credit Agreement lender group.

11. Leases

Effective July 1, 2019, the Company adopted ASC 842, which requires lessees to recognize operating and finance leases with terms greater than 12 months on the balance sheet. The Company adopted this standard using the modified retrospective method and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance. As of March 31, 2020, the Company did not have any agreements in place that were classified as finance leases under ASC 842. Arrangements classified as operating leases are included on the accompanying balance sheets as right-of-use-assets (“ROU”) and lease liabilities.

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

Components of lease costs within general and administrative costs are as follows:

T

T

	Three Months	Nine Months
	March 31,	March 31,
	2020	2020
Operating lease cost:
General and administrative costs	$23,262	$69,486

Supplemental lease related cash flow information are as follows:

T

	Three Months	Nine Months
	March 31,	March 31,
	2020	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,658	$51,664

Supplemental lease related balance sheet information are as follows:

T

	Balance Sheet as of
	March 31,	June 30,
	2020	2019
Operating leases:
Right-of-use-asset	$118,018	$—

Lease liability - current	$100,614	$—
Lease liability - Noncurrent	35,328	—
Total lease liabilities	$135,942	$—

Weighted average remaining lease term and discount rate as of March 31, 2020:

T

Operating
Leases
Weighted average remaining lease term	1.58 years
Weighted average discount rate	6.25%

Maturity of lease liabilities as of March 31, 2020:

T

Operating
Leases
2020	$79,372
2021 (January - July 2021)	62,632
Total lease payments	$142,004
Less: Imputed interest	(6,062)
Total lease liability	$135,942

12. Subsequent Events

In light of the escalating COVID-19 pandemic, Samson needs to prioritize the health and safety of its employees, customers, partners and affiliates over and above all other considerations. Samson is closely monitoring reports from government and healthcare leaders across the globe and is working with colleagues in the business community to minimize the spread and impact of the virus. The full extent of how this may affect Samson is unknown at this time. As of the filing date of this report Samson has not experienced any negative impact directly related to COVID-19. Given the uncertainty of the full effect of this global situation, however, Samson could be negatively impacted and its business seriously curtailed if certain aspects of its operations become unavailable and Samson is unable to continue producing oil and gas.

The Company is not aware of any other matters or circumstances not otherwise dealt within this report or financial statements that have, or may significantly affect the operations, the results of the operations, or the state of affairs of the Company a of the filing date of this report.

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

Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We had net income of $1.0 million for the nine month period ended March 31, 2020, however, this was largely due to the valuation of our derivative position, which was valued at $10.2 million, resulting in an unrealized gain of $10.0 million. We would have recognized a net loss of $9.0 million without the unrealized gain on derivatives. During the fiscal year ended June 30, 2019, we had a net loss of $7.2 million. We had net cash outflows from operating activities of $0.5 million and $5.4 million for the nine month period ended March 31, 2020, and fiscal year ended June 30, 2019, respectively. At March 31, 2020,  our current liabilities of $49.3 million exceed total current assets of $9.6 million. Our ability to continue as a going concern is dependent on the re-negotiation of debt, the sale of assets and/or raising further capital. These factors raise substantial doubt over our ability to continue as a going concern and therefore whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial report.

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

On May 8, 2020, we received a Notice of Default, Application of Default Interest and Reservation of Rights letter from our lender. The Default Interest rate is 200 points above the Applicable Interest Rate. The default was retroactive to October 2019 and, therefore, an additional $0.3 million of interest was accrued related to this Default Notice. The effective interest rate for the nine month period ended March 31, 2020, was approximately 14.5% (includes default interest of 200 basis points). The total outstanding amount of the Credit Agreement is categorized as a current liability.

On September 4, 2019, we received notice of an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC”). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted a formal response in September 2019 and met with the NDIC concerning this matter and presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report. We could, however, reasonably estimate the amount of penalties and fees that may be assessed against us at March 31, 2020,  and therefore, an accrual of $2.1 million for potential contingent liabilities is included in our financial statements as an item within general and administrative expenses.

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

Results of Operations

Presented below is a discussion of our results of operations for the three and nine month periods ended March 31, 2020, and 2019.

Net Income (Loss) Applicable to Common Stockholders

Our net income applicable to common stockholders for the nine month period ended March 31, 2020, was $1.0 million compared to a net loss of $5.2 million for the nine month period ended March 31, 2019. We recognized a $10.0 million unrealized gain on our derivative mark-to-market valuation. During the quarter we negotiated new Master Service Agreements with several vendors in order to reduce our lease operating expenses and we cut back on the number of wells that we performed workovers on. We began implementing cost reduction measures related to our general and administrative expenses during the quarter as well. Our debt service is $1.2 million per quarter compared to $0.4 million in the prior year due to the new credit facility entered into in April 2019.

Oil and Gas Producing Activities

The results of our producing oil and gas properties are presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Sales Volume
Oil (Bbls)	52,474	46,258	194,725	164,655
Natural gas (Mcf)	9,553	5,213	26,144	27,737
BOE (Barrels of oil equivalent - based on one barrel of oil to six Mcf of natural gas)	54,066	47,127	199,082	169,278

Sales Price
Realized Oil ($/Bbls)	$39.07	$51.69	$46.90	$53.72
Impact of settled derivative instruments	$8.04	$(9.41)	$2.86	$(7.35)
Derivative adjusted price	$47.09	$42.28	$49.76	$46.37

Expense per BOE:
Lease operating expenses	$33.53	$60.66	$41.67	$49.26
Depletion, depreciation and amortization	$12.84	$17.34	$14.85	$12.74
General and administrative expense	$9.37	$17.97	$20.51	$15.51

Production taxes, gathering and processing fees as a % of sales
Production taxes, gathering and processing fees	8.52%	9.39%	8.82%	8.50%

The following table sets forth results of operations for the following periods:

m

	Three Months Ended
	March 31,
	2020	2019	change
Oil sales	$2,049,993	$2,391,155	$(341,162)
Gas sales	21,821	84,912	(63,091)
Other liquids	2,754	2,701	53
Total oil and gas income	2,074,568	2,478,768	(404,200)

Lease operating expense	1,812,754	2,858,848	(1,046,094)
Exploration and evaluation expenditure	18,254	11,001	7,253
Abandonment expense	76,260	51,402	24,858
Depletion, depreciation and amortization	546,535	448,927	97,608
Accretion of asset retirement obligations	147,760	368,374	(220,614)
Total oil & gas operating expenses	2,601,563	3,738,552	(1,136,989)
			—
Gross loss from oil and gas operations	(526,995)	(1,259,784)	732,789

General and administrative	(506,396)	(846,918)	340,522
Interest expense, net	(1,405,634)	(395,254)	(1,010,380)
Realized gain (loss) on derivative instruments	421,650	(435,345)	856,995
Unrealized gain (loss) on derivative instruments	10,227,219	(863,266)	11,090,485
Gain from insurance proceeds	133,317	—	133,317
Other income	8,460	—	8,460
Total other income (expenses)	8,878,616	(2,540,783)	11,419,399
Net loss before income taxes	8,351,621	(3,800,567)	12,152,188
Income tax benefit (loss)	—	—	—
Net income (loss) before income taxes	$8,351,621	$(3,800,567)	$12,152,188

Comparison of three months ended March 31, 2020, to three months ended March 31, 2019.

Our oil sales for the three month periods ended March 31, 2020, and 2019, were $2.0 million and $2.4 million, respectively, a decrease of $0.4 million or 14.3%. Our oil sales volumes during the current quarter were 52,474 barrels compared to 46,258 barrels of oil in the prior year same quarter, which represented an increase of 6,216 barrels or 13.4%. The effect on our oil sales due to the increased sales volumes was $0.3 million. Realized oil prices increased in the current quarter to $39.07 per barrel compared to $51.69 in the comparative quarter in the prior year. The effect on our oil sales due to decreased realized prices was $0.7 million.

Lease operating expense decreased $1.0 million or 36.6% in the current quarter compared to the same quarter in the prior year. Our largest costs included in lease operating expense are salt water disposal, environmental and workover expense. Salt water disposal costs had been running at approximately $300,000 per month. This was higher than normal due to one of our main salt water disposal wells being shut-in for most of the fiscal year pending approval from the NDIC. As a result, we have had to truck our salt water to offsite disposal locations that has increased our costs. In February 2020, we received an approval from the NDIC to begin injecting into our disposal locations. This resulted in a significant reduction in our disposal costs. In addition, we negotiated a new Master Service Agreement with a new water disposal trucking company, which resulted in additional savings. Environmental and workover expenses are the next largest costs. We performed an analysis on our wells and selected specific wells to use our workover rig on to increase well bore efficiency and increase production. This reduced our lease operating costs as well.

We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue, which is typically around 9.0% of sales revenue. Production taxes as a percentage of revenue for the three month periods ended March 31, 2020 and 2019, were 8.5% and 9.4%, respectively.

Our depletion, depreciation and amortization (“DD&A”) expenses were $0.5 million for the three month period ended March 31, 2020, compared to $0.4 million for the comparative period in the prior year. This represents an increase of $0.1 million or 27.7%.

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

General and administrative expenses were $0.5 million, a decrease of $0.3 million or 40.2% for the three month period ended March 31, 2020, compared to the same period in 2019. We reduced our staff size in the third quarter of the prior fiscal year in an effort to reduce costs and have focused on reducing our general and administrative costs further in the current fiscal year. Accounting, legal and consulting fees are the areas that we have seen the largest cost savings.

Interest expense, net of interest income, for the three month periods ended March 31, 2020, and 2019, was $1.4 million and $0.4 million, respectively, an increase of $1.0 million or 255.6%. This increase is due to the interest rate under the Credit Agreement entered into in April 2019, which is LIBOR plus 10.5%. On May 8, 2020, we received a Default Notice from our lender exercising their right to charge default interest, which is 200 basis points higher. The default was retroactive to October 2019 and, therefore, an additional $0.3 million of interest was accrued and charged in the current quarter (approximately 14.5% at March 31, 2020), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at March 31, 2019).

We received $0.1 million of insurance proceeds during the quarter ended March 31, 2020, which we recorded as a gain from insurance proceeds in our statement of operations, related to the reimbursement of certain expenses related to insurance claims submitted by the Company to its insurance carrier.

The following table sets forth results of operations for the following periods:

m

	Nine Months Ended
	March 31,
	2020	2019	change
Oil sales	$9,133,048	$8,846,003	$287,045
Gas sales	73,850	227,653	(153,803)
Other liquids	5,196	11,534	(6,338)
Total oil and gas income	9,212,094	9,085,190	126,904

Lease operating expense	8,295,474	8,339,180	(43,706)
Exploration and evaluation expenditure	32,347	50,311	(17,964)
Abandonment expense	101,676	51,402	50,274
Depletion, depreciation and amortization	2,567,700	1,879,272	688,428
Accretion of asset retirement obligations	388,820	277,356	111,464
Total oil & gas operating expenses	11,386,017	10,597,521	788,496
			—
Gross loss from oil and gas operations	(2,173,923)	(1,512,331)	(661,592)

General and administrative	(4,082,365)	(2,624,788)	(1,457,577)
Interest expense, net	(3,795,584)	(1,150,942)	(2,644,642)
Realized gain (loss) on derivative instruments	556,158	(1,210,795)	1,766,953
Unrealized gain on derivative instruments	9,960,050	347,529	9,612,521
Income from forfeiture of non-refundable deposit	—	1,000,000	(1,000,000)
Gain from insurance proceeds	513,321	—	513,321
Other income	23,248	—	23,248
Total other income (expenses)	3,174,828	(3,638,996)	6,813,824
Net income (loss) before income taxes	1,000,905	(5,151,327)	6,152,232
Income tax benefit (loss)	—	—	—
Net income (loss) before income taxes	$1,000,905	$(5,151,327)	$6,152,232

Comparison of nine months ended March 31, 2020, to nine months ended March 31, 2019.

Our oil sales for the nine month periods ended March 31, 2020, and 2019, were $9.1 million and $8.8 million, respectively, an increase of $0.3 million or 3.2%. Our oil sales volumes were 194,725 barrels compared to 164,655 barrels of oil in the prior year, which represented an increase of 30,070 barrels or 18.3%. The effect on our oil sales due to the increased sales volumes was $1.6 million. This increase was offset by lower realized oil prices for the nine month period ended March 31, 2020, of $46.90 per barrel compared to $53.72 for the same period in the prior year. Lower realized oil prices had a negative impact on our sales of $1.3 million.

Lease operating expense decreased remained flat in the current period compared to the same period in the prior year. Our largest costs included in lease operating expense are salt water disposal, environmental and workover expense. Salt water disposal costs are approximately $300,000 per month. This is higher than normal due to one of our main salt water disposal wells being shut-in for most of the fiscal year pending approval from the NDIC. We have had to truck our salt water to offsite disposal locations that has increased our costs. In February 2020, we received an approval from the NDIC to begin injecting into our disposal well. This resulted in a significant reduction in our disposal costs. In addition, we negotiated a new Master Service Agreement with a new water disposal trucking company, which resulted in additional savings. Environmental and workover expenses are the next largest costs. We performed an analysis on our wells and selected specific wells to use our workover rig on to increase well bore efficiency and increase production. This reduced our lease operating costs as well.

We generally expect absolute production tax expense to trend as a percentage with our oil, natural gas, and NGL sales revenue, which is typically around 9.0% of sales revenue. Production taxes as a percentage of revenue for the nine month periods ended March 31, 2020 and 2019, were 8.8% and 8.5%, respectively.

Our depletion, depreciation and amortization (“DD&A”) expenses were $2.6 million for the nine month period ended March 31, 2020, compared to $1.9 million for the comparative period in the prior year. This represents an increase of $0.7 million or 36.6% increase. During the same period in the prior year our assets were held for sale for a portion of the period and no DD&A was taken.

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

General and administrative expenses include a charge in the amount of $2.1 million related to a settlement proposal from the NDIC (see Commitments and Contingencies section below for more details). General and administrative expenses, excluding this charge, was $2.0 million, which was a decrease of $0.6 million or 22.8% for the nine month period ended March 31, 2020, compared to the same period in 2019. We reduced our staff size in the third quarter of the prior fiscal year in an effort to reduce costs and we have focused on reducing our general and administrative costs further in the current fiscal year. Accounting, legal and consulting fees are the areas that we have seen the largest cost savings.

Interest expense, net of interest income, for the nine month periods ended March 31, 2020, and 2019, were $3.8 million and $1.2 million, respectively, an increase of $2.6 million or 229.8%. This increase is due to the interest rate under the Credit Agreement entered into in April 2019, which is LIBOR plus 10.5%. On May 8, 2020, we received a Default Notice from our lender exercising their right to charge default interest, which is 200 basis points higher. The default was retroactive to October 2019 and, therefore, an additional $0.3 million of interest was accrued and charged in the current quarter (approximately 14.5% at March 31, 2020), compared to the previous debt facility, which had an effective interest rate equal to the Prime Rate plus 1.0% to 2.5% (approximately 5.25% to 6.75% at March 31, 2019).

We received $0.5 million of insurance proceeds for the nine month period ended March 31, 2020, which we recorded as a gain from insurance proceeds in our statement of operations, related to the reimbursement of certain expenses related to insurance claims submitted by the Company to its insurance carrier.

Cash Flows

The table below shows cash flows for the following periods:

	Nine Months Ended
	March 31,
	2020	2019
Cash used in operating activities	$(532,711)	$(213,790)
Cash used in investing activities	(44,289)	(80,490)
Cash used in financing activities	(10,714)	—

Liquidity, Capital Resources and Capital Expenditures

We do not generate adequate revenue to satisfy our current operations, we continue to have negative cash flows from operations, and we have incurred significant net operating losses during the past two fiscal years which raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We are in breach of several of our covenants related to the Credit Agreement resulting in our borrowings payable of $33.5 million being classified in current liabilities.

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

We used $0.5 million of cash flow from our operations during the nine month period ended March 31, 2020, compared to $0.2 million of cash used in operations during the comparative period in the prior year. These cash outflows can be primarily attributed to higher LOE costs in the first two fiscal quarters, higher interest expenses related to our Credit Agreement and a proposed settlement with the NDIC of $2.1 million recorded in general and administrative expense, which, aggregated with LOE costs and interest expense, equaled $16.2 million compared to $12.5 million for the same period in the prior year.

Cash flows used in investing activities during the nine month period ended March 31, 2020, was $44,289 compared to cash flow provided by investing activities of $80,490 in the prior year. During the nine month period ended March 31, 2020, we were not engaged in any significant capital drilling projects. During the nine month period ended March 31, 2019, we recorded $1.0 million of other income related to the failed sale with Eagle Energy Partners I, LLC, where they forfeited a nonrefundable deposit of the same amount.

In November 2019, we entered into an installment agreement for $160,713 related to royalties payable. There were no cash flows used in or provided by financing activities for the nine month period ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no existing off-balance sheet arrangements at March 31, 2020, as defined under SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Going concern. Our financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. We had net income of $8.6 million for the nine month period ended March 31, 2020, however, this was largely due to the valuation of our derivative position which was valued at $10.2 million, resulting in an unrealized gain of $10.2 million. We would have recognized a net loss of $1.6 million without the unrealized gain on derivatives. During the fiscal year ended June 30, 2019, we had a net loss of $7.2 million. We had net cash outflows from operating activities of $0.5 million and $5.4 million for the nine month period ended March 31, 2020, and fiscal year ended June 30, 2019, respectively. At March 31, 2020,  our current liabilities of $49.3 million exceed total current assets of $8.8 million.

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

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted our formal response in September 2019, and have met with the NDIC concerning this matter and have presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report, however, we can reasonably estimate the amount of penalties and fees that may be assessed against us at March 31, 2020, therefore, an accrual for $2.1 million for potential contingent liabilities has been included in our financial statements as an item within general and administrative expenses.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Controls and Procedures.  We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2020. This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, the end of our second fiscal quarter. This assessment was based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment for the reasons noted above, management has concluded that, as of March 31, 2020, our internal control over financial reporting is not effective based upon these criteria.

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

Management identified control deficiencies that in the aggregate represent a material weakness in our internal control over financial reporting as of March 31, 2020. We have identified deficiencies in the design and/or operations of our controls associated with the Financial Close and Reporting process that in the aggregate represent a material weakness including: (i) deficiencies in control design and operating effectiveness relating to manual processes performed to adequately capture accounts payable invoices and estimate costs that were incurred during the reporting period for which the invoices had not been received; (ii) deficiencies in operating effectiveness of controls over reconciliations of balance sheet accounts and review of journal entries; and (iii) a lack of segregation of duties.

Since the Company took over operatorship of the Foreman Butte field in 2016 the design of our accounts payable cut-off process has not been sufficient enough to adequately capture all invoices in a timely fashion. The impact of this was originally stated in Note 2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017. At that time, we concluded that this control was not operating effectively for the quarter ended March 31, 2017. At March 31, 2020, we have updated our procedures for estimating for those costs that have been incurred where the invoice has not been received at the time the financial close process is completed. Based on these new procedures we have concluded that this process has become adequate to capture all invoices in a timely fashion. The assessment of this control to determine if it is effective has not been determined at March 31, 2020.

The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the quarter ended March 31, 2020, we had only one person, an executive officer, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. As we had only three full time employees during the nine month period ended March 31, 2020, we did not have a sufficient compliment of personnel with appropriate training and experience in GAAP and SEC reporting to fully address complex financial reporting matters.

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

In light of the material weakness in internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Despite the material weakness in our internal controls over financial reporting, we believe that the financial statements included in our Form 10-Q for the period ended March 31, 2020, fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

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

On September 4, 2019, we received an administrative action brought by the Commission under North Dakota Century Code Chapters 38-08 and 28-32 (“NDIC). The notice makes claim to the status of certain shut-in wells and other location items operated by us. We submitted our formal response in September 2019, and have met with the NDIC concerning this matter and have presented our plan to address the administrative action. No final resolution or settlement has been entered into as of the filing of this report. We can, however, reasonably estimate the amount of penalties and fees that may be assessed against us at March 31, 2020,  and, therefore, an accrual for $2.1 million for potential contingent liabilities has been included in our financial statements as an item within general and administrative expenses.

Item 1A.  Risk Factors.

The COVID-19 pandemic could negatively impact our operations and the global economy.

In light of the escalating COVID-19 pandemic, we need to prioritize the health and safety of our employees, customers, partners and affiliates over and above all other considerations. We are closely monitoring reports from government and healthcare leaders across the globe and are working with colleagues in the business community to minimize the spread and impact of the virus. The full extent of how this may affect us is unknown at this time. As of the filing date of this report we have not experienced any negative impact directly related to COVID-19. Given the uncertainty of the full effect of this global situation, however, we could be negatively impacted and our business seriously curtailed if certain aspects of our operations become unavailable and we are unable to continue producing oil and gas. The duration and severity of the impact of COVID-19 on the global economy and oil prices remains uncertain.

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

SAMSON OIL & GAS LIMITED

Date: May 20, 2020	By:	/s/ Tristan R Farel
Tristan R Farel
Managing Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2020	By:	/s/ Tristan R Farel
Tristan Farel
Chief Financial Officer (Principal Financial Officer)